Form 10-Q
period 1997-03-28
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1997-05-13
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 1997

                    Merrill Lynch Preferred Capital Trust II
                     (Exact name of Registrant as specified
                          in its certificate of trust)

                         Commission File No.: 1-7182-04

              Delaware                                 13-7108354
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         World Financial Center
              North Tower
           New York, New York                             10281
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Trust Originated Preferred          New York Stock Exchange
Securities ("TOPrS") (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding II, L.P.
           (Exact name of Registrant as specified in its certificate
                            of limited partnership)

                         Commission File No.: 1-7182-03

              Delaware                                   13-3926165
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        World Financial Center
              North Tower
           New York, New York                             10281
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 28, 1997, no voting stock was held by non-affiliates of the Registrants.

================================================================================

PART I.  FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEET (unaudited)
-------------------------------------------------------------------------------

                                                                     March 28,
                                                                       1997
                                                                   ------------
ASSETS

Investment in partnership preferred securities                      $309,278,400

Income receivable                                                      3,711,341
                                                                    ------------

Total Assets                                                        $312,989,741
                                                                    ============

LIABILITY AND STOCKHOLDERS' EQUITY


Distributions payable                                               $  3,711,341
                                                                    ------------

Stockholders' equity:

  Preferred securities (8% Trust Originated
    Preferred Securities; 12,000,000 authorized,
    issued, and outstanding; $25 liquidation
    amount per security)                                             300,000,000

  Common securities (8% Trust Common Securities;
    371,136 authorized, issued, and outstanding;
    $25 liquidation amount per security)                               9,278,400
                                                                    ------------

  Total stockholders' equity                                         309,278,400
                                                                    ------------

Total Liability and Stockholders' Equity                            $312,989,741
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF EARNINGS (unaudited)
------------------------------------------------------------------------------

                                                                 For the Period
                                                                February 6, 1997
                                                               to March 28, 1997
                                                               -----------------

EARNINGS:

Income on partnership preferred securities                        $  3,711,341
                                                                  ------------

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
------------------------------------------------------------------------------

                                                                For the Period
                                                               February 6, 1997
                                                               to March 28, 1997
                                                               -----------------

PREFERRED SECURITIES

Issuance of preferred securities                                   $300,000,000
                                                                   ------------
Balance at March 28, 1997                                           300,000,000
                                                                   ------------

COMMON SECURITIES

Issuance of common securities                                         9,278,400
                                                                   ------------
Balance at March 28, 1997                                             9,278,400
                                                                   ------------

UNDISTRIBUTED EARNINGS

Earnings                                                              3,711,341

Distributions payable                                                (3,711,341)
                                                                   ------------
Balance at March 28, 1997                                                  --
                                                                   ------------

Total Stockholders' Equity                                         $309,278,400
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CASH FLOWS (unaudited)
------------------------------------------------------------------------------

                                                               For the Period
                                                              February 6, 1997
                                                              to March 28, 1997
                                                              -----------------

Earnings                                                          $   3,711,341

Cash flows from operating activities:

  Increase in income receivable                                      (3,711,341)
                                                                  -------------

  Cash provided by operating activities                                    --
                                                                  -------------

Cash flows from investing activities:

  Purchase of partnership preferred securities                     (309,278,400)
                                                                  -------------

  Cash used in investing activities                                (309,278,400)
                                                                  -------------

Cash flows from financing activities:

  Proceeds from issuance of preferred securities                    300,000,000

  Proceeds from issuance of common securities                         9,278,400
                                                                  -------------

  Cash provided by financing activities                             309,278,400
                                                                  -------------

Net change in cash                                                         --

Cash, beginning of period                                                  --
                                                                  -------------

Cash, end of period                                               $        --
                                                                  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred distribution of $3,600,000 and common distribution of $111,341 were accrued at March 28, 1997.

See Notes to Financial Statements

   MERRILL LYNCH PREFERRED CAPITAL TRUST II
   NOTES TO FINANCIAL STATEMENTS
   MARCH 28, 1997 (unaudited)
------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

   Merrill Lynch Preferred Capital Trust II (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on January 16, 1997 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively), (ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

   Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation
   The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

   Investment
   The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of March 28, 1997, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

   Income taxes
   The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

   MERRILL LYNCH PREFERRED CAPITAL TRUST II
   NOTES TO FINANCIAL STATEMENTS
   MARCH 28, 1997 (unaudited)
------------------------------------------------------------------------------

3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

   The Trust holds 12,371,136 8% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after March 30, 2007 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.

4. STOCKHOLDERS' EQUITY

   Trust Preferred Securities
   The Trust issued 12,000,000 8% Trust Preferred Securities, $25 liquidation amount per security in a public offering on February 6, 1997. The Trust Preferred Securities are redeemable on or after March 30, 2007 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

   The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

   Trust Common Securities
   The Trust issued 371,136 8% Trust Common Securities, $25 liquidation amount per security, to the Company on February 6, 1997. The Trust Common Securities are redeemable on or after March 30, 2007 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEET (unaudited)
-------------------------------------------------------------------------------


                                                                      March 28,
                                                                        1997
                                                                      ---------
ASSETS

Investments:
  Affiliate debentures                                              $360,218,400
  U.S. Treasury bills                                                  3,663,917
                                                                    ------------

  Total                                                              363,882,317

Interest receivable                                                    4,322,621
                                                                    ------------

Total Assets                                                        $368,204,938
                                                                    ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $  4,322,621
                                                                    ------------

Partners' capital:
  Limited partnership interest                                       309,278,400
  General partnership interest                                        54,603,917
                                                                    ------------

  Total partners' capital                                            363,882,317
                                                                    ------------

Total Liability and Partners' Capital                               $368,204,938
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF EARNINGS (unaudited)
-------------------------------------------------------------------------------

                                                               For the Period
                                                              February 6, 1997
                                                              to March 28, 1997
                                                              -----------------

Interest income:
  Affiliate debentures                                             $4,322,621
  U.S. Treasury bills                                                  24,917
                                                                   ----------

Earnings                                                           $4,347,538
                                                                   ==========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
-------------------------------------------------------------------------------

                                                               For the Period
                                                              February 6, 1997
                                                              to March 28, 1997
                                                              -----------------

LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                $ 309,278,400

Net income allocated to limited partner                             3,711,341

Preferred distribution payable                                     (3,711,341)
                                                                -------------

Balance at March 28, 1997                                         309,278,400
                                                                -------------



GENERAL PARTNER'S CAPITAL

Capital contribution                                               54,579,000

Net income allocated to general partner                               636,197

Distribution payable                                                 (611,280)
                                                                -------------

Balance at March 28, 1997                                          54,603,917
                                                                -------------

TOTAL PARTNERS' CAPITAL                                         $ 363,882,317
                                                                =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CASH FLOWS (unaudited)
-------------------------------------------------------------------------------

                                                               For the Period
                                                              February 6, 1997
                                                              to March 28, 1997
                                                              -----------------

Earnings                                                          $   4,347,538

Cash flows from operating activities:

  Accretion of U.S. Treasury bills                                      (24,917)

  Increase in interest receivable                                    (4,322,621)
                                                                  -------------

    Cash provided by operating activities                                  --
                                                                  -------------

Cash flows from investing activities:

  Purchase of affiliate debentures                                 (360,218,400)

  Purchase of U.S. Treasury bills                                    (3,639,000)
                                                                  -------------

    Cash used in investing activities                              (363,857,400)
                                                                  -------------

Cash flows from financing activities:

  Proceeds from issuance of preferred securities                    309,278,400

  Capital contribution - general partner                             54,579,000
                                                                  -------------

    Cash provided by financing activities                           363,857,400
                                                                  -------------

Net change in cash                                                         --

Cash, beginning of period                                                  --
                                                                  -------------

Cash, end of period                                               $        --
                                                                  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $4,322,621 were accrued at March 28, 1997

See Notes to Financial Statements

   MERRILL LYNCH PREFERRED FUNDING II, L.P.
   NOTES TO FINANCIAL STATEMENTS
   MARCH 28, 1997 (unaudited)
-------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

   Merrill Lynch Preferred Funding II, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 16, 1997 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company with the proceeds from the sale of (i) its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust II (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

   The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation
   The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

   Investments
   The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as held-to-maturity and are recorded at accreted cost. As of March 28, 1997, the carrying value of these investments approximates their fair value.

   Income taxes
   The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

2. INVESTMENT IN AFFILIATE DEBENTURES

   The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 8% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after March 30, 2007, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.

   MERRILL LYNCH PREFERRED FUNDING I, L.P.
   NOTES TO FINANCIAL STATEMENTS
   MARCH 28, 1997 (unaudited)
-------------------------------------------------------------------------------

4. PARTNERS' CAPITAL

   The Partnership issued 12,371,136 8% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on February 6, 1997. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after March 30, 2007 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

   The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Merrill Lynch Preferred Capital Trust II (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on January 16, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of February 4, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 8% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 8% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

     The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on January 16, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated February 6, 1997. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

     The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on January 16, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 16, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

     The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          4.1 Certificate of Trust, dated January 16, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-20137) (the "Registration Statement"))

          4.2 Amended and Restated Declaration of Trust, dated as of February 4, 1997, of the Trust

          4.3 Certificate of Limited Partnership, dated as of January 16, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Registration Statement)

          4.4 Amended and Restated Agreement of Limited Partnership, dated as of February 6, 1997, of the Partnership

          4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

          4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

          4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

          4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

          4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above)

          4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

          4.11 Form of Subordinated Debenture (incorporated by reference to
               Exhibit 4.11 to the Registration Statement)

          12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Dividends

          27   Financial Data Schedules*

----------
* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1997.


                                     MERRILL LYNCH PREFERRED CAPITAL TRUST II


                                     By:    /s/ THERESA LANG
                                            ---------------------------------
                                     Name:  Theresa Lang
                                     Title: Regular Trustee (Principal Financial
                                            Officer of the Trust)


                                     By:    /s/ STANLEY SCHAEFER
                                            --------------------------------
                                     Name:  Stanley Schaefer
                                     Title: Regular Trustee



                                     MERRILL LYNCH PREFERRED FUNDING II, L.P.



                                     By:  MERRILL LYNCH & CO., INC., as General
                                          Partner


                                     By:    /s/ THERESA LANG
                                            ------------------------------------
                                     Name:  Theresa Lang
                                     Title: Senior Vice President and Treasurer
                                            (Principal Financial Officer of the
                                            Partnership)