Form 10-Q
period 1997-06-27
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1997-08-07
CIK 1031003, 1031002

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------

                  For the quarterly period ended June 27, 1997

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
8% Partnership Preferred Securities          New York Stock Exchange
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such requirements for the past 90 days. Yes X   No
                                           ---

As of June 27, 1997, no voting stock was held by non-affiliates of the Registrants.

===============================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
        --------------------


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------


                                                            JUNE 27,
                                                              1997
                                                          ------------
ASSETS

Investment in partnership securities                     $ 309,278,400

Income receivable                                            6,185,568
                                                         -------------

Total Assets                                             $ 315,463,968
                                                         =============



LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                    $   6,185,568
                                                         -------------

Stockholders' equity:

   Preferred securities (8% Trust Originated
     Preferred Securities; 12,000,000 authorized,
     issued, and outstanding; $25 liquidation
     amount per security)                                  300,000,000

   Common securities (8% Trust Common Securities;
     371,136 authorized, issued, and outstanding;
     $25 liquidation amount per security)                    9,278,400
                                                         -------------

   Total stockholders' equity                              309,278,400
                                                         -------------

Total Liability and Stockholders' Equity                 $ 315,463,968
                                                         =============






See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF EARNINGS (UNAUDITED)


-----------------------------------------------------------------------------------------

                                                 FOR THE THREE             FOR THE PERIOD
                                                  MONTHS ENDED           FEBRUARY 6, 1997
                                                 JUNE 27, 1997           TO JUNE 27, 1997
                                                 --------------          ----------------

EARNINGS:
Income on partnership preferred securities         $6,185,568               $9,896,909
                                                   ==========               ==========


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------

                                                        FOR THE PERIOD
                                                      FEBRUARY 6, 1997
                                                      TO JUNE 27, 1997
                                                      ----------------

PREFERRED SECURITIES

Issuance of preferred securities                        $  300,000,000
                                                        --------------

Balance at June 27, 1997                                   300,000,000
                                                        ---------------

COMMON SECURITIES

Issuance of common securities                                9,278,400
                                                        ---------------

Balance at June 27, 1997                                     9,278,400
                                                        ---------------

UNDISTRIBUTED EARNINGS

Earnings                                                     9,896,909

Distributions                                               (3,711,341)

Distributions payable                                       (6,185,568)
                                                        ---------------

Balance at June 27, 1997                                        -
                                                        ---------------



Total Stockholders' Equity                              $  309,278,400
                                                        ===============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                              FOR THE PERIOD
                                                            FEBRUARY 6, 1997
                                                            TO JUNE 27, 1997
                                                            ----------------


EARNINGS                                                       $  9,896,909

CASH FLOWS FROM OPERATING ACTIVITIES:

   Increase in income receivable                                 (6,185,568)
                                                               -------------
   Cash provided by operating activities                          3,711,341
                                                               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of partnership securities                          (309,278,400)
                                                               -------------

   Cash used in investing activities                           (309,278,400)
                                                               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                 (3,711,341)

   Proceeds from issuance of preferred securities               300,000,000

   Proceeds from issuance of common securities                    9,278,400
                                                                -----------

   Cash provided by financing activities                        305,567,059
                                                               -------------

NET CHANGE IN CASH                                                    -

CASH, BEGINNING OF PERIOD                                             -
                                                               -------------

CASH, END OF PERIOD                                            $      -
                                                               =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at June 27, 1997.

See Notes to Financial Statements

    MERRILL LYNCH PREFERRED CAPITAL TRUST II
    NOTES TO FINANCIAL STATEMENTS
    JUNE 27, 1997 (UNAUDITED)
    ---------------------------------------------------------------------------


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

    INVESTMENT
    The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 27, 1997, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

    INCOME TAXES
    The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

    MERRILL LYNCH PREFERRED CAPITAL TRUST II
    NOTES TO FINANCIAL STATEMENTS
    JUNE 27, 1997 (UNAUDITED)
    ---------------------------------------------------------------------------


 3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

    The Trust holds 12,371,136 8% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after March 30, 2007 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.

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

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------


                                                                 JUNE 27,
                                                                   1997
                                                               ------------

ASSETS

Investments:

   Affiliate debentures                                       $ 360,218,400
   U.S. Treasury bills                                            3,714,304
                                                              -------------

   Total                                                        363,932,704

Interest receivable                                               7,204,368
                                                              -------------

Total Assets                                                  $ 371,137,072
                                                              =============


LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                         $   7,204,368
                                                              -------------

Partners' capital:

   Limited partnership interest                                 309,278,400

   General partnership interest                                  54,654,304
                                                              -------------

   Total partners' capital                                      363,932,704
                                                              -------------

Total Liability and Partners' Capital                         $ 371,137,072
                                                              =============




See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
-------------------------------------------------------------------------------


                                      FOR THE THREE              FOR THE PERIOD
                                       MONTHS ENDED            FEBRUARY 6, 1997
                                      JUNE 27, 1997            TO JUNE 27, 1997
                                      -------------            ----------------
Interest income:

   Affiliate debentures                $  7,204,368               $11,526,989
   U.S. Treasury bills                       50,387                    75,304
                                       ------------               -----------

Earnings                               $  7,254,755               $11,602,293
                                       ============               ===========





See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
-------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               FEBRUARY 6, 1997
                                                               TO JUNE 27, 1997
                                                               ----------------

LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                 $  309,278,400

Net income allocated to limited partner                               9,896,909

Distribution                                                         (3,711,341)

Preferred distribution payable                                       (6,185,568)
                                                                 --------------

Balance at June 27, 1997                                            309,278,400
                                                                 ---------------



GENERAL PARTNER'S CAPITAL

Capital contribution                                                 54,579,000

Net income allocated to general partner                               1,705,384

Distribution                                                           (611,280)

Distribution payable                                                 (1,018,800)
                                                                 --------------

Balance at June 27, 1997                                             54,654,304
                                                                 --------------

TOTAL PARTNERS' CAPITAL                                          $  363,932,704
                                                                 ==============




See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                           FOR THE PERIOD
                                                         FEBRUARY 6, 1997
                                                         TO JUNE 27, 1997
                                                         ----------------

EARNINGS                                                  $    11,602,293

CASH FLOWS FROM OPERATING ACTIVITIES:

   Accretion of U.S. Treasury bills                               (75,304)

   Increase in interest receivable                             (7,204,368)
                                                             ------------

     Cash provided by operating activities                      4,322,621
                                                             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                          (360,218,400)

   Purchase of U.S. Treasury bills                             (3,639,000)
                                                             ------------

     Cash used in investing activities                       (363,857,400)
                                                             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                               (4,322,621)

   Proceeds from issuance of preferred securities             309,278,400

   Capital contribution - general partner                      54,579,000
                                                             ------------

     Cash provided by financing activities                    359,534,779
                                                             ------------

NET CHANGE IN CASH                                                -

CASH, BEGINNING OF PERIOD                                         -
                                                             ------------

CASH, END OF PERIOD                                          $    -
                                                             ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,204,368 were accrued at June 27, 1997.


See Notes to Financial Statements

    MERRILL LYNCH PREFERRED FUNDING II, L.P.
    NOTES TO FINANCIAL STATEMENTS
    JUNE 27, 1997 (UNAUDITED)
    ---------------------------------------------------------------------------


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

    INVESTMENTS
    The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as held-to-maturity and are recorded at accreted cost. As of June 27, 1997, the carrying value of these investments approximates their fair value.

    INCOME TAXES
    The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

3.  INVESTMENT IN AFFILIATE DEBENTURES

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

    MERRILL LYNCH PREFERRED FUNDING II, L.P.
    NOTES TO FINANCIAL STATEMENTS
    JUNE 27, 1997 (UNAUDITED)
    --------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

      The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

              4.1 Certificate of Trust, dated January 16, 1997, of the Trust
                  (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-20137) (the "Registration Statement"))

              4.2 Amended and Restated Declaration of Trust, dated as of
                  February 4, 1997, of the Trust (incorporated by reference to Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended March 28, 1997 (File No. 1-7182-04))

              4.3 Certificate of Limited Partnership, dated as of January 16,
                  1997, of the Partnership (incorporated by reference to Exhibit
                  4.3 to the Registration Statement)

              4.4 Amended and Restated Agreement of Limited Partnership, dated as of February 6, 1997, of the Partnership (incorporated by reference to Exhibit 4.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 28, 1997 (File No. 1-7182-03))

              4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration

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

              4.9 Form of Trust  Preferred  Security  (included in Exhibit 4.2 above)

             4.10 Form of Partnership  Preferred Security (included in Exhibit
                  4.4 above)

             4.11 Form of Subordinated  Debenture  (incorporated  by reference to Exhibit 4.11 to the Registration Statement)

               12 Computation  of Ratios of Earnings to Combined Fixed Charges
                  and Preferred Securities Dividends

               27 Financial Data Schedules*

         ------------------

         *The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1997.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST II


                              By:    /s/ THERESA LANG
                                     ----------------------------------------
                              Name:   Theresa Lang
                              Title: Regular Trustee (Principal Financial
                                     Officer of the Trust)

                              By:    /s/ STANLEY SCHAEFER
                                     ----------------------------------------
                              Name:   Stanley Schaefer
                              Title:  Regular Trustee


                              MERRILL LYNCH PREFERRED FUNDING II, L.P.


                              By: MERRILL LYNCH & CO., INC., as General Partner


                              By:    /s/ THERESA LANG
                                     -----------------------------------------
                              Name:  Theresa Lang
                              Title: Senior Vice President and Treasurer
                                     (Principal Financial Officer of the
                                     Partnership)