Form 10-Q
period 1997-09-26
MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 1997-11-07
CIK 1031003

================================================================================

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

                For the quarterly period ended September 26, 1997

                    MERRILL LYNCH PREFERRED CAPITAL TRUST II
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-04

            Delaware                                      13-7108354
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      World Financial Center
            North Tower
       New York, New York                                     10281
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
8% Trust Originated Preferred                            New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                    MERRILL LYNCH PREFERRED FUNDING II, L.P.
                     (Exact name of Registrant as specified
                   in its certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-03

            Delaware                                      13-3926165
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      World Financial Center
            North Tower
       New York, New York                                     10281
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
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

As of September 26, 1997, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 26, 1997
                                                              ------------------
ASSETS

Investment in partnership securities                                $309,278,400

Income receivable                                                      6,185,568
                                                                    ------------

Total Assets                                                        $315,463,968
                                                                    ============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $  6,185,568
                                                                    ------------

Stockholders' equity:

    Preferred securities (8% Trust Originated Preferred
       Securities; 12,000,000 authorized, issued, and
       outstanding; $25 liquidation amount per
       security)                                                     300,000,000

    Common securities (8% Trust Common Securities;
       371,136 authorized, issued, and outstanding;
       $25 liquidation amount per security)                            9,278,400
                                                                    ------------

    Total stockholders' equity                                       309,278,400
                                                                    ------------

Total Liability and Stockholders' Equity                            $315,463,968
                                                                    ============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE       FOR THE PERIOD
                                               MONTHS ENDED  FEBRUARY 6, 1997 TO
                                         SEPTEMBER 26, 1997   SEPTEMBER 26, 1997
                                         ------------------   ------------------

EARNINGS:
Income on partnership preferred securities      $ 6,185,568          $16,082,477
                                                ===========          ===========


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                             FEBRUARY 6, 1997 TO
                                                              SEPTEMBER 26, 1997
                                                              ------------------
PREFERRED SECURITIES

Issuance of preferred securities                                  $ 300,000,000
                                                                  -------------
Balance at September 26, 1997                                       300,000,000
                                                                  -------------



COMMON SECURITIES

Issuance of common securities                                         9,278,400
                                                                  -------------
Balance at September 26, 1997                                         9,278,400
                                                                  -------------


UNDISTRIBUTED EARNINGS

Earnings                                                             16,082,477

Distributions                                                        (9,896,909)

Distributions payable                                                (6,185,568)
                                                                  -------------
Balance at September 26, 1997                                              --
                                                                  -------------



Total Stockholders' Equity                                        $ 309,278,400
                                                                  =============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                             FEBRUARY 6, 1997 TO
                                                              SEPTEMBER 26, 1997
                                                              ------------------

EARNINGS                                                          $  16,082,477

CASH FLOWS FROM OPERATING ACTIVITIES:

    Increase in income receivable                                    (6,185,568)
                                                                  -------------
    Cash provided by operating activities                             9,896,909
                                                                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of partnership securities                             (309,278,400)
                                                                  -------------
    Cash used in investing activities                              (309,278,400)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of preferred securities                  300,000,000

    Proceeds from issuance of common securities                       9,278,400

    Distributions                                                    (9,896,909)
                                                                  -------------
    Cash provided by financing activities                           299,381,491
                                                                  -------------


NET CHANGE IN CASH                                                         --

CASH, BEGINNING OF PERIOD                                                  --
                                                                  -------------

CASH, END OF PERIOD                                               $        --
                                                                  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at September 26, 1997.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

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

      INVESTMENT

      The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of September 26, 1997, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

      INCOME TAXES

      The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

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

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 26, 1997
                                                              ------------------
ASSETS

Investments:

    Affiliate debentures                                            $360,218,400
    U.S. Treasury bills                                                3,764,691
                                                                    ------------
    Total investments                                                363,983,091

Interest receivable                                                    7,204,368
                                                                    ------------

Total Assets                                                        $371,187,459
                                                                    ============



LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $  7,204,368
                                                                    ------------

Partners' capital:

    Limited partnership interest                                     309,278,400
    General partnership interest                                      54,704,691
                                                                    ------------
    Total partners' capital                                          363,983,091
                                                                    ------------

Total Liability and Partners' Capital                               $371,187,459
                                                                    ============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                      FOR THE THREE               FOR THE PERIOD
                                       MONTHS ENDED          FEBRUARY 6, 1997 TO
                                 SEPTEMBER 26, 1997           SEPTEMBER 26, 1997
                                 ------------------           ------------------
Interest income:
    Affiliate debentures                $ 7,204,368                  $18,731,357
    U.S. Treasury bills                      50,387                      125,691
                                        -----------                  -----------

Earnings                                $ 7,254,755                  $18,857,048
                                        ===========                  ===========


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                             FEBRUARY 6, 1997 TO
                                                              SEPTEMBER 26, 1997
                                                              ------------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                  $ 309,278,400

Net income allocated to limited partner                              16,082,477

Distribution                                                         (9,896,909)

Preferred distribution payable                                       (6,185,568)
                                                                  -------------
Balance at September 26, 1997                                       309,278,400
                                                                  -------------


GENERAL PARTNER'S CAPITAL

Capital contribution                                                 54,579,000

Net income allocated to general partner                               2,774,571

Distribution                                                         (1,630,080)

Distribution payable                                                 (1,018,800)
                                                                  -------------
Balance at September 26, 1997                                        54,704,691
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 363,983,091
                                                                  =============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                             FEBRUARY 6, 1997 TO
                                                              SEPTEMBER 26, 1997
                                                              ------------------

EARNINGS                                                          $  18,857,048

CASH FLOWS FROM OPERATING ACTIVITIES:

    Accretion of U.S. Treasury bills                                   (125,691)

    Increase in interest receivable                                  (7,204,368)
                                                                  -------------
       Cash provided by operating activities                         11,526,989
                                                                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of affiliate debentures                               (360,218,400)

    Purchase of U.S. Treasury bills                                  (3,639,000)
                                                                  -------------
       Cash used in investing activities                           (363,857,400)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions                                                   (11,526,989)

    Proceeds from the issuance of preferred securities              309,278,400

    Capital contribution - general partner                           54,579,000
                                                                  -------------
       Cash provided by financing activities                        352,330,411
                                                                  -------------

NET CHANGE IN CASH                                                         --

CASH, BEGINNING OF PERIOD                                                  --
                                                                  -------------

CASH, END OF PERIOD                                               $        --
                                                                  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204,368 were accrued at September 26, 1997.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

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

      INVESTMENTS

      The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as held-to-maturity and are recorded at accreted cost. As of September 26, 1997, the carrying value of these investments approximates their fair value.

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

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of November, 1997.


                                    MERRILL LYNCH PREFERRED CAPITAL TRUST II


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Regular Trustee (Principal Financial
                                           Officer of the Trust)

                                    By:    /s/ STANLEY SCHAEFER
                                           -------------------------------------
                                    Name:  Stanley Schaefer
                                    Title: Regular Trustee



                                    MERRILL LYNCH PREFERRED FUNDING II, L.P.


                                    By:    MERRILL LYNCH & CO., INC., as General
                                           Partner


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Senior Vice President and Treasurer
                                           (Principal Financial Officer of the
                                           Partnership)