Form 10-K
period 1997-12-26
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1998-03-24
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 26, 1997

                    Merrill Lynch Preferred Capital Trust II
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-04

                    Delaware                             13-7108354
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)
             World Financial Center
                  North Tower
               New York, New York                           10281
        (Address of principal executive                   (Zip Code)
                    offices)

Registrant's telephone number, including area code:     (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Trust Originated Preferred          New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding II, L.P.
            (Exact name of Registrant as specified in its certificate
                            of limited partnership)

                         Commission File No.: 1-7182-03

                    Delaware                             13-3926165
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)
             World Financial Center
                  North Tower
               New York, New York                           10281
        (Address of principal executive                   (Zip Code)
                    offices)

Registrant's telephone number, including area code:     (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated February 4, 1997, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-20137) filed by the Registrants and Merrill Lynch & Co., Inc. - Incorporated by reference in Part I

================================================================================

                                     PART I

ITEM 1. Business

      Merrill Lynch Preferred Capital Trust II

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

      Merrill Lynch Preferred Funding II, L.P.

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

      The information set forth under the headings "Merrill Lynch Preferred Capital Trust II", "Merrill Lynch Preferred Funding II, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated February 4, 1997 of the Trust and the Partnership is incorporated by reference herein.

ITEM 2. Properties

      Not Applicable.

ITEM 3. Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

      (a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

      (b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

      (c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 6, 1997 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing March 30, 1997, at an annual rate of 8% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.

ITEM 6. Selected Financial Data

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in Item 1. - Business above. Since the Trust was organized on January 16, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 16, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

      On February 6, 1997, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8. Financial Statements and Supplementary Data

      In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-15 are incorporated by reference herein.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The Trustees of the Trust are as follows:

            Regular Trustees: Theresa Lang
                              Stanley Schaefer

            Property Trustee: The Chase Manhattan Bank

            Delaware Trustee: Chase Manhattan Bank Delaware

      Theresa Lang is Senior Vice President and Treasurer of the Company. Stanley Schaefer is the Company's Director of Corporate Taxation. Each of them has served in that or another capacity with the Company for the last five years.

      Each Trustee has served since the Trust was organized on January 16, 1997. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

      The Partnership has no directors or executive officers.

ITEM 11. Executive Compensation

      Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report:

      1.    Financial Statements

            The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-15.

      2.    Financial Statement Schedules

            None.

      3.    Exhibits

            Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

      4.1 Certificate of Trust dated January 16, 1997 of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-20137) (the "Registration Statement"))

      4.2 Amended and Restated Declaration of Trust of the Trust, dated as of February 4, 1997 (incorporated by reference to Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997 (File No. 1-7182-04))

      4.3 Certificate of Limited Partnership, dated as of January 16, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Registration Statement)

      4.4 Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997 (File No. 1-7182-03))

      4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      23    Consent of Deloitte & Touche LLP

      24    Powers of Attorney

      27 Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1998.

                                     MERRILL LYNCH PREFERRED CAPITAL TRUST II*


                                     By:    /s/ Theresa Lang
                                            ------------------------------------
                                     Name:  Theresa Lang
                                     Title: Regular Trustee


                                     By:    /s/ Stanley Schaefer
                                            ------------------------------------
                                     Name:  Stanley Schaefer
                                     Title: Regular Trustee


                                     MERRILL LYNCH PREFERRED FUNDING II, L.P.*


                                     By:  MERRILL LYNCH & CO., INC., as General
                                          Partner


                                     By:    /s/ Theresa Lang
                                            ------------------------------------
                                     Name:  Theresa Lang
                                     Title: Senior Vice President and Treasurer,
                                            and as Attorney-in-Fact for a
                                            majority of the Board of Directors**

----------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

** Pursuant to Powers of Attorney filed as Exhibits hereto, for Herbert M. Allison, Jr., William O. Bourke, W.H. Clark, Jill K. Conway, Stephen L. Hammerman, Earle H. Harbison, Jr., George B. Harvey, William R. Hoover, David H. Komansky, Robert P. Luciano, David K. Newbigging, Aulana L. Peters, John J. Phelan, Jr., John L. Steffens, and William L. Weiss, directors of Merrill Lynch & Co., Inc.

                          INDEX TO FINANCIAL STATEMENTS
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                PAGE
--------------------                                                ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

      Balance Sheet, December 26, 1997                              F-2

      Statement of Earnings, for the Period February 6, 1997
         to December 26, 1997                                       F-3

      Statement of Changes in Stockholders' Equity, for the
         Period February 6, 1997 to December 26, 1997               F-4

      Statement of Cash Flows, for the Period February 6, 1997
         to December 26, 1997                                       F-5

      Notes to Financial Statements                                 F-6

      Independent Auditors' Report                                  F-8


MERRILL LYNCH PREFERRED FUNDING II, L.P.

      Balance Sheet, December 26, 1997                              F-9

      Statement of Earnings, for the Period February 6, 1997
         to December 26, 1997                                       F-10

      Statement of Changes in Partners' Capital, for the
         Period February 6, 1997 to December 26, 1997               F-11

      Statement of Cash Flows, for the Period February 6, 1997
         to December 26, 1997                                       F-12

      Notes to Financial Statements                                 F-13

      Independent Auditors' Report                                  F-15

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               DECEMBER 26, 1997
                                                               -----------------
ASSETS

Investment in partnership preferred securities                      $309,278,400

Income receivable                                                      6,185,568
                                                                    ------------

Total Assets                                                        $315,463,968
                                                                    ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $  6,185,568
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
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF EARNINGS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                FEBRUARY 6, 1997
                                                            TO DECEMBER 26, 1997
                                                            --------------------
EARNINGS:

Income on partnership preferred securities                           $22,268,045
                                                                     ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               FEBRUARY 6, 1997
                                                           TO DECEMBER 26, 1997
                                                           --------------------

PREFERRED SECURITIES

Issuance of preferred securities                                   $300,000,000
                                                                   ------------
Balance at December 26, 1997                                        300,000,000
                                                                   ------------

COMMON SECURITIES

Issuance of common securities                                         9,278,400
                                                                   ------------
Balance at December 26, 1997                                          9,278,400
                                                                   ------------

UNDISTRIBUTED EARNINGS

Earnings                                                             22,268,045

Distributions                                                       (16,082,477)

Distributions payable                                                (6,185,568)
                                                                   ------------
Balance at December 26, 1997                                             --
                                                                   ------------

Total Stockholders' Equity                                         $309,278,400
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               FEBRUARY 6, 1997
                                                           TO DECEMBER 26, 1997
                                                           --------------------

EARNINGS                                                          $  22,268,045

CASH FLOWS FROM OPERATING ACTIVITIES:

  Increase in income receivable                                      (6,185,568)
                                                                  -------------
    Cash provided by operating activities                            16,082,477
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred securities                     (309,278,400)
                                                                  -------------
    Cash used for investing activities                             (309,278,400)
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred securities                    300,000,000

  Proceeds from issuance of common securities                         9,278,400

  Distributions                                                     (16,082,477)
                                                                  -------------
    Cash provided by financing activities                           293,195,923
                                                                  -------------

NET CHANGE IN CASH                                                       --

CASH, BEGINNING OF PERIOD                                                --
                                                                  -------------
CASH, END OF PERIOD                                               $      --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at December 26, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997
--------------------------------------------------------------------------------


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

      INVESTMENT
      The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of year end, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

      INCOME TAXES
      The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheet of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 26, 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 26, 1997, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               DECEMBER 26, 1997
                                                               -----------------
ASSETS

Investments:
  Affiliate debentures                                              $360,218,400
  U.S. Treasury bills                                                  3,815,078
                                                                    ------------
  Total investments                                                  364,033,478

Interest receivable                                                    7,204,368
                                                                    ------------

Total Assets                                                        $371,237,846
                                                                    ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $  7,204,368
                                                                    ------------

Partners' capital:
  Limited partnership interest                                       309,278,400
  General partnership interest                                        54,755,078
                                                                    ------------
  Total partners' capital                                            364,033,478
                                                                    ------------

Total Liability and Partners' Capital                               $371,237,846
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF EARNINGS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                FEBRUARY 6, 1997
                                                            TO DECEMBER 26, 1997
                                                            --------------------
Interest income:

  Affiliate debentures                                               $25,935,725
  U.S. Treasury bills                                                    176,078
                                                                     -----------

Earnings                                                             $26,111,803
                                                                     ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               FEBRUARY 6, 1997
                                                           TO DECEMBER 26, 1997
                                                           --------------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                  $ 309,278,400

Net income allocated to limited partner                              22,268,045

Distributions                                                       (16,082,477)

Distribution payable                                                 (6,185,568)
                                                                  -------------
Balance at December 26, 1997                                        309,278,400
                                                                  -------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                                 54,579,000

Net income allocated to general partner                               3,843,758

Distributions                                                        (2,648,880)

Distribution payable                                                 (1,018,800)
                                                                  -------------
Balance at December 26, 1997                                         54,755,078
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 364,033,478
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               FEBRUARY 6, 1997
                                                           TO DECEMBER 26, 1997
                                                           --------------------

EARNINGS                                                          $  26,111,803

CASH FLOWS FROM OPERATING ACTIVITIES:

  Accretion of U.S. Treasury bills                                     (176,078)

  Increase in interest receivable                                    (7,204,368)
                                                                  -------------
    Cash provided by operating activities                            18,731,357
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                                 (360,218,400)

  Purchase of U.S. Treasury bills                                    (3,639,000)
                                                                  -------------
    Cash used for investing activities                             (363,857,400)
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                                     (18,731,357)

  Proceeds from the issuance of preferred securities                309,278,400

  Capital contribution - general partner                             54,579,000
                                                                  -------------
    Cash provided by financing activities                           345,126,043
                                                                  -------------
NET CHANGE IN CASH                                                       --

CASH, BEGINNING OF PERIOD                                                --
                                                                  -------------

CASH, END OF PERIOD                                               $      --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,204,368 were accrued at December 26, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997
--------------------------------------------------------------------------------


1.    ORGANIZATION AND PURPOSE

      Merrill Lynch Preferred Funding II, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 16, 1997 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with the proceeds from the sale of (i) its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust II (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

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

      INVESTMENTS
      The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as held-to-maturity and are recorded at accreted cost. As of year end, the carrying value of these investments approximates their fair value.

      INCOME TAXES
      The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997
--------------------------------------------------------------------------------


3.    INVESTMENT IN AFFILIATE DEBENTURES

      The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 8% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after March 30, 2007, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheet of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 26, 1997, and the related statements of earnings, changes in partners' capital, and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 26, 1997, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998