Form 10-Q
period 1998-03-27
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1998-05-07
CIK 1031003, 1031002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                  For the quarterly period ended March 27, 1998

                   Merrill Lynch Preferred Capital Trust II
--------------------------------------------------------------------------------
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-04

                   Delaware                            13-7108354
--------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

            World Financial Center
                  North Tower
              New York, New York                         10281
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number,including area code: (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------
8% Trust Originated                  New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding II, L.P.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its certificate
                            of limited partnership)

                         Commission File No.: 1-7182-03

                   Delaware                            13-3926165
--------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

            World Financial Center
                  North Tower
              New York, New York                         10281
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number,including area code: (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
8% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 27, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                         MARCH 27, 1998    DECEMBER 26, 1997
                                         --------------    -----------------
ASSETS

Investment in partnership
  preferred securities                     $309,278,400         $309,278,400

Income receivable                             6,185,568            6,185,568
                                           ------------         ------------

Total Assets                               $315,463,968         $315,463,968
                                           ============         ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                      $  6,185,568         $  6,185,568
                                           ------------         ------------

Stockholders' equity:

  Preferred securities (8% Trust
    Originated Preferred Securities;
    12,000,000 authorized, issued,
    and outstanding; $25 liquidation
    amount per security)                    300,000,000          300,000,000

  Common securities (8% Trust Common
    Securities; 371,136 authorized,
    issued, and outstanding;
    $25 liquidation amount per security)      9,278,400            9,278,400
                                           ------------         ------------

  Total stockholders' equity                309,278,400          309,278,400
                                           ------------         ------------

Total Liability and Stockholders' Equity   $315,463,968         $315,463,968
                                           ============         ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE THREE       FOR THE PERIOD
                                            MONTHS ENDED     FEBRUARY 6, 1997
                                          MARCH 27, 1998    TO MARCH 28, 1997
                                        ----------------    -----------------

EARNINGS:

Income on partnership preferred
  securities                                 $ 6,185,568          $ 3,711,341
                                             ===========          ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                         FOR THE THREE         FOR THE PERIOD
                                          MONTHS ENDED       FEBRUARY 6, 1997
                                        MARCH 27, 1998      TO MARCH 28, 1997
                                        --------------      -----------------

PREFERRED SECURITIES

Balance, beginning of period             $ 300,000,000          $          --

Issuance of preferred securities                    --            300,000,000
                                         -------------          -------------

Balance, end of period                     300,000,000            300,000,000
                                         -------------          -------------

COMMON SECURITIES

Balance, beginning of period                 9,278,400                     --

Issuance of preferred securities                    --              9,278,400
                                         -------------          -------------

Balance, end of period                       9,278,400              9,278,400
                                         -------------          -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                        --                     --

Earnings                                     6,185,568              3,711,341

Distributions payable                       (6,185,568)            (3,711,341)
                                         -------------          -------------

Balance, end of period                              --                     --
                                         -------------          -------------

Total Stockholders' Equity               $ 309,278,400          $ 309,278,400
                                         =============          =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE        FOR THE PERIOD
                                             MONTHS ENDED      FEBRUARY 6, 1997
                                           MARCH 27, 1998     TO MARCH 28, 1997
                                           --------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                  $   6,185,568         $   3,711,341

  Increase in income receivable                        --            (3,711,341)
                                            -------------         -------------

    Cash provided by operating activities       6,185,568                    --
                                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred
     securities                                        --          (309,278,400)
                                            -------------         -------------

    Cash used for investing activities                 --          (309,278,400)
                                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of
     preferred securities                              --           300,000,000

  Proceeds from issuance of common
     securities                                        --             9,278,400

  Distributions                                (6,185,568)                   --
                                            -------------         -------------

    Cash (used for) provided by
     financing activities                      (6,185,568)          309,278,400
                                            -------------         -------------

NET CHANGE IN CASH                                     --                    --

CASH, BEGINNING OF PERIOD                              --                    --
                                            -------------         -------------

CASH, END OF PERIOD                         $          --         $          --
                                            =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at March 27, 1998. Preferred and common distributions of $3,600,000 and $111,341, respectively, were accrued at March 28, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                          MARCH 27, 1998    DECEMBER 26, 1997
                                         ---------------    -----------------

ASSETS

Cash                                        $      8,333         $         --

Investments:
  Affiliate debentures                       360,218,400          360,218,400
  U.S. Treasury bills                          3,855,890            3,815,078
                                            ------------         ------------
  Total investments                          364,074,290          364,033,478

Interest receivable                            7,204,368            7,204,368
                                            ------------         ------------

Total Assets                                $371,286,991         $371,237,846
                                            ============         ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                       $  7,212,701         $  7,204,368
                                            ------------         ------------

Partners' capital:
  Limited partnership interest               309,278,400          309,278,400
  General partnership interest                54,795,890           54,755,078
                                            ------------         ------------
  Total partners' capital                    364,074,290          364,033,478
                                            ------------         ------------

Total Liability and Partners' Capital       $371,286,991         $371,237,846
                                            ============         ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                         FOR THE THREE         FOR THE PERIOD
                                          MONTHS ENDED       FEBRUARY 6, 1997
                                        MARCH 27, 1998      TO MARCH 28, 1997
                                        --------------      -----------------

Interest income:
  Affiliate debentures                     $ 7,204,368            $ 4,322,621
  U.S. Treasury bills                           49,145                 24,917
                                           -----------            -----------

Earnings                                   $ 7,253,513            $ 4,347,538
                                           ===========            ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE         FOR THE PERIOD
                                             MONTHS ENDED       FEBRUARY 6, 1997
                                           MARCH 27, 1998      TO MARCH 28, 1997
                                           --------------      -----------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period                $ 309,278,400         $          --

Issuance of preferred securities                       --           309,278,400

Net income allocated to limited partner         6,185,568             3,711,341

Preferred distribution payable                 (6,185,568)           (3,711,341)
                                            -------------         -------------

Balance, end of period                        309,278,400           309,278,400
                                            -------------         -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                   54,755,078                    --

Capital contribution                                   --            54,579,000

Net income allocated to general partner         1,067,945               636,197

Distribution payable                           (1,027,133)             (611,280)
                                            -------------         -------------

Balance, end of period                         54,795,890            54,603,917
                                            -------------         -------------

TOTAL PARTNERS' CAPITAL                     $ 364,074,290         $ 363,882,317
                                            =============         =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE         FOR THE PERIOD
                                             MONTHS ENDED       FEBRUARY 6, 1997
                                           MARCH 27, 1998      TO MARCH 28, 1997
                                           --------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                  $   7,253,513         $   4,347,538

  Accretion of U.S. Treasury bills                (49,145)              (24,917)

  Increase in interest receivable                      --            (4,322,621)
                                            -------------         -------------

    Cash provided by operating activities       7,204,368                    --
                                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                     --          (360,218,400)

  Purchases of investment securities           (3,829,287)           (3,639,000)

  Maturities of investment securtities          3,837,620                    --
                                            -------------         -------------

    Cash provided by (used for)
      investing activities                          8,333          (363,857,400)
                                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance
     of preferred securities                           --           309,278,400

  Capital contribution - general partner               --            54,579,000

  Distributions to limited partner             (6,185,568)                   --

  Distributions to general partner             (1,018,800)                   --
                                            -------------         -------------

    Cash (used for) provided by
     financing activities                      (7,204,368)          363,857,400
                                            -------------         -------------

NET CHANGE IN CASH                                  8,333                    --

CASH, BEGINNING OF PERIOD                              --                    --
                                            -------------         -------------

CASH, END OF PERIOD                         $       8,333         $          --
                                            =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,212,701 and $4,322,621 were accrued at March 27, 1998 and March 28, 1997, respectively.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of May, 1998.

                               MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ THERESA LANG
                                   --------------------------------------
                                 Name:   Theresa Lang
                                 Title:  Regular Trustee


                               By: /s/ STANLEY SCHAEFER
                                   --------------------------------------
                                 Name:   Stanley Schaefer
                                 Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING II, L.P.*

                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By:    /s/ THERESA LANG
                                    --------------------------------------
                                 Name:  Theresa Lang
                                 Title: Senior Vice President and Treasurer

----------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.