Form 10-Q
period 1998-06-26
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1998-08-07
CIK 1031003, 1031002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                  For the quarterly period ended June 26, 1998

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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 26, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                          JUNE 26, 1998    DECEMBER 26, 1997
                                          -------------    -----------------
ASSETS

Investment in partnership
  preferred securities                     $309,278,400         $309,278,400

Income receivable                             6,185,568            6,185,568
                                           ------------         ------------

Total Assets                               $315,463,968         $315,463,968
                                           ============         ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                      $  6,185,568         $  6,185,568
                                           ------------         ------------

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
                                           ============         ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE THREE MONTHS ENDED
                                           ----------------------------------
                                           JUNE 26, 1998        JUNE 27, 1997
                                           -------------        -------------

EARNINGS:

Income on partnership preferred
  securities                                 $ 6,185,568          $ 6,185,568
                                             ===========          ===========




                                             FOR THE SIX       FOR THE PERIOD
                                            MONTHS ENDED     FEBRUARY 6, 1997
                                           JUNE 26, 1998     TO JUNE 27, 1997
                                           -------------     ----------------

EARNINGS:

Income on partnership preferred
  securities                                 $12,371,136          $ 9,896,909
                                             ===========          ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE SIX         FOR THE PERIOD
                                          MONTHS ENDED       FEBRUARY 6, 1997
                                         JUNE 26, 1998       TO JUNE 27, 1997
                                         -------------       ----------------

PREFERRED SECURITIES

Balance, beginning of period             $ 300,000,000          $          --

Issuance of preferred securities                    --            300,000,000
                                         -------------          -------------

Balance, end of period                     300,000,000            300,000,000
                                         -------------          -------------

COMMON SECURITIES

Balance, beginning of period                 9,278,400                     --

Issuance of preferred securities                    --              9,278,400
                                         -------------          -------------

Balance, end of period                       9,278,400              9,278,400
                                         -------------          -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                        --                     --

Earnings                                    12,371,136              9,896,909

Distributions                               (6,185,568)            (3,711,341)

Distributions payable                       (6,185,568)            (6,185,568)
                                         -------------          -------------

Balance, end of period                              --                     --
                                         -------------          -------------

Total Stockholders' Equity               $ 309,278,400          $ 309,278,400
                                         =============          =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE SIX        FOR THE PERIOD
                                             MONTHS ENDED      FEBRUARY 6, 1997
                                            JUNE 26, 1998      TO JUNE 27, 1997
                                            -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                  $  12,371,136         $   9,896,909

  Increase in income receivable                        --            (6,185,568)
                                            -------------         -------------

    Cash provided by operating activities      12,371,136             3,711,341
                                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred
     securities                                        --          (309,278,400)
                                            -------------         -------------

    Cash used for investing activities                 --          (309,278,400)
                                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                               (12,371,136)           (3,711,341)

  Proceeds from issuance of
     preferred securities                              --           300,000,000

  Proceeds from issuance of common
     securities                                        --             9,278,400
                                            -------------         -------------

    Cash (used for) provided by
     financing activities                     (12,371,136)          305,567,059
                                            -------------         -------------

NET CHANGE IN CASH                                     --                    --

CASH, BEGINNING OF PERIOD                              --                    --
                                            -------------         -------------

CASH, END OF PERIOD                         $          --         $          --
                                            =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at June 26, 1998 and June 27, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                           JUNE 26, 1998    DECEMBER 26, 1997
                                           -------------    -----------------

ASSETS

Cash                                        $    234,731         $         --

Investments:
  Affiliate debentures                       360,218,400          360,218,400
  U.S. Treasury bills                          3,671,682            3,815,078
                                            ------------         ------------
  Total investments                          363,890,082          364,033,478

Interest receivable                            7,204,368            7,204,368
                                            ------------         ------------

Total Assets                                $371,329,181         $371,237,846
                                            ============         ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                       $  7,204,368         $  7,204,368
                                            ------------         ------------

Partners' capital:
  Limited partnership interest               309,278,400          309,278,400
  General partnership interest                54,846,413           54,755,078
                                            ------------         ------------
  Total partners' capital                    364,124,813          364,033,478
                                            ------------         ------------

Total Liability and Partners' Capital       $371,329,181         $371,237,846
                                            ============         ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED
                                         ------------------------------------
                                         JUNE 26, 1998          JUNE 27, 1997
                                         -------------          -------------

Interest income:
  Affiliate debentures                     $ 7,204,368            $ 7,204,368
  U.S. Treasury bills                           50,523                 50,387
                                           -----------            -----------

Earnings                                   $ 7,254,891            $ 7,254,755
                                           ===========            ===========




                                           FOR THE SIX         FOR THE PERIOD
                                          MONTHS ENDED       FEBRUARY 6, 1997
                                         JUNE 26, 1998       TO JUNE 27, 1997
                                         -------------       ----------------

Interest income:
  Affiliate debentures                     $14,408,736            $11,526,989
  U.S. Treasury bills                           99,668                 75,304
                                           -----------            -----------

Earnings                                   $14,508,404            $11,602,293
                                           ===========            ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE SIX         FOR THE PERIOD
                                             MONTHS ENDED       FEBRUARY 6, 1997
                                            JUNE 26, 1998       TO JUNE 27, 1997
                                            -------------       ----------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period                $ 309,278,400         $          --

Issuance of preferred securities                       --           309,278,400

Net income allocated to limited partner        12,371,136             9,896,909

Distributions                                  (6,185,568)           (3,711,341)

Distribution payable                           (6,185,568)           (6,185,568)
                                            -------------         -------------

Balance, end of period                        309,278,400           309,278,400
                                            -------------         -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                   54,755,078                    --

Capital contribution                                   --            54,579,000

Net income allocated to general partner         2,137,268             1,705,384

Distributions                                  (1,027,133)             (611,280)

Distribution payable                           (1,018,800)           (1,018,800)
                                            -------------         -------------

Balance, end of period                         54,846,413            54,654,304
                                            -------------         -------------

TOTAL PARTNERS' CAPITAL                     $ 364,124,813         $ 363,932,704
                                            =============         =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE SIX         FOR THE PERIOD
                                             MONTHS ENDED       FEBRUARY 6, 1997
                                            JUNE 26, 1998       TO JUNE 27, 1997
                                            -------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                  $  14,508,404         $  11,602,293

  Accretion of U.S. Treasury bills                (99,668)              (75,304)

  Increase in interest receivable                      --            (7,204,368)
                                            -------------         -------------

    Cash provided by operating activities      14,408,736             4,322,621
                                            -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                     --          (360,218,400)

  Purchases of investment securities           (7,473,556)           (3,639,000)

  Maturities of investment securtities          7,716,620                    --
                                            -------------         -------------

    Cash provided by (used for)
      investing activities                        243,064          (363,857,400)
                                            -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to limited partner            (12,371,136)           (3,711,341)

  Distributions to general partner             (2,045,933)             (611,280)

  Proceeds from the issuance
     of preferred securities                           --           309,278,400

  Capital contribution - general partner               --            54,579,000
                                            -------------         -------------


    Cash (used for) provided by
     financing activities                     (14,417,069)          359,534,779
                                            -------------         -------------

NET CHANGE IN CASH                                234,731                    --

CASH, BEGINNING OF PERIOD                              --                    --
                                            -------------         -------------

CASH, END OF PERIOD                         $     234,731         $          --
                                            =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204,368 were accrued at June 26, 1998 and June 27, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      On February 6, 1997, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

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

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1998.

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

                               INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27        Financial Data Schedules