Form 10-Q
period 1998-09-25
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1998-10-30
CIK 1031003, 1031002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1998

                    Merrill Lynch Preferred Capital Trust II
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-04

                    Delaware                            13-7108354
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

             World Financial Center
                   North Tower
               New York, New York                         10281
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Trust Originated                    New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding II, L.P.
      (Exact name of Registrant as specified in its certificate of limited partnership)

                         Commission File No.: 1-7182-03

                    Delaware                            13-3926165
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

             World Financial Center
                   North Tower
               New York, New York                          10281
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 25, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                          SEPTEMBER 25, 1998   DECEMBER 26, 1997
                                          ------------------   -----------------
ASSETS

Investment in partnership
  preferred securities                          $309,278,400        $309,278,400

Income receivable                                  6,185,568           6,185,568
                                                ------------        ------------

Total Assets                                    $315,463,968        $315,463,968
                                                ============        ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                           $  6,185,568        $  6,185,568
                                                ------------        ------------

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

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                             FOR THE THREE MONTHS ENDED
                                     -------------------------------------------
                                     SEPTEMBER 25, 1998       SEPTEMBER 26, 1997
                                     ------------------       ------------------

EARNINGS:

Income on partnership preferred
  securities                                $ 6,185,568              $ 6,185,568
                                            ===========              ===========




                                           FOR THE NINE           FOR THE PERIOD
                                           MONTHS ENDED         FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998    TO SEPTEMBER 26, 1997
                                     ------------------    ---------------------

EARNINGS:

Income on partnership preferred
  securities                                $18,556,704              $16,082,477
                                            ===========              ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE NINE          FOR THE PERIOD
                                           MONTHS ENDED        FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998   TO SEPTEMBER 26, 1997
                                     ------------------   ---------------------

PREFERRED SECURITIES

Balance, beginning of period              $ 300,000,000           $          --

Issuance of preferred securities                     --             300,000,000
                                          -------------           -------------

Balance, end of period                      300,000,000             300,000,000
                                          -------------           -------------

COMMON SECURITIES

Balance, beginning of period                  9,278,400                      --

Issuance of preferred securities                     --               9,278,400
                                          -------------           -------------

Balance, end of period                        9,278,400               9,278,400
                                          -------------           -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                         --                      --

Earnings                                     18,556,704              16,082,477

Distributions                               (12,371,136)             (9,896,909)

Distributions payable                        (6,185,568)             (6,185,568)
                                          -------------           -------------

Balance, end of period                               --                      --
                                          -------------           -------------

Total Stockholders' Equity                $ 309,278,400           $ 309,278,400
                                          =============           =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE NINE           FOR THE PERIOD
                                           MONTHS ENDED         FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998    TO SEPTEMBER 26, 1997
                                     ------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                $  18,556,704           $  16,082,477

  Increase in income receivable                      --              (6,185,568)
                                          -------------           -------------

    Cash provided by operating activities    18,556,704               9,896,909
                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred
     securities                                      --            (309,278,400)
                                          -------------           -------------

    Cash used for investing activities               --            (309,278,400)
                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                             (18,556,704)             (9,896,909)

  Proceeds from issuance of
     preferred securities                            --             300,000,000

  Proceeds from issuance of common
     securities                                      --               9,278,400
                                          -------------           -------------

    Cash (used for) provided by
     financing activities                   (18,556,704)            299,381,491
                                          -------------           -------------

NET CHANGE IN CASH                                   --                      --

CASH, BEGINNING OF PERIOD                            --                      --
                                          -------------           -------------

CASH, END OF PERIOD                       $          --           $          --
                                          =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at September 25, 1998 and September 26, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                         SEPTEMBER 25, 1998    DECEMBER 26, 1997
                                         ------------------    -----------------

ASSETS

Investments:
  Affiliate debentures                         $360,218,400         $360,218,400
  U.S. Treasury bills                             3,721,575            3,815,078
                                               ------------         ------------
  Total investments                             363,939,975          364,033,478

Interest receivable                               7,204,368            7,204,368
                                               ------------         ------------

Total Assets                                   $371,144,343         $371,237,846
                                               ============         ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                          $  7,204,368         $  7,204,368
                                               ------------         ------------

Partners' capital:
  Limited partnership interest                  309,278,400          309,278,400
  General partnership interest                   54,661,575           54,755,078
                                               ------------         ------------
  Total partners' capital                       363,939,975          364,033,478
                                               ------------         ------------

Total Liability and Partners' Capital          $371,144,343         $371,237,846
                                               ============         ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                             FOR THE THREE MONTHS ENDED
                                     -------------------------------------------
                                     SEPTEMBER 25, 1998       SEPTEMBER 26, 1997
                                     ------------------       ------------------

Interest income:
  Affiliate debentures                      $ 7,204,368              $ 7,204,368
  U.S. Treasury bills                            49,893                   50,387
                                            -----------              -----------

Earnings                                    $ 7,254,261              $ 7,254,755
                                            ===========              ===========




                                           FOR THE NINE           FOR THE PERIOD
                                           MONTHS ENDED         FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998    TO SEPTEMBER 26, 1997
                                     ------------------    ---------------------

Interest income:
  Affiliate debentures                      $21,613,104              $18,731,357
  U.S. Treasury bills                           149,561                  125,691
                                            -----------              -----------

Earnings                                    $21,762,665              $18,857,048
                                            ===========              ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE NINE           FOR THE PERIOD
                                           MONTHS ENDED         FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998    TO SEPTEMBER 26, 1997
                                     ------------------    ---------------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period              $ 309,278,400           $          --

Issuance of preferred securities                     --             309,278,400

Net income allocated to limited partner      18,556,704              16,082,477

Distributions                               (12,371,136)             (9,896,909)

Distribution payable                         (6,185,568)             (6,185,568)
                                          -------------           -------------

Balance, end of period                      309,278,400             309,278,400
                                          -------------           -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                 54,755,078                      --

Capital contribution                                 --              54,579,000

Net income allocated to general partner       3,205,961               2,774,571

Distributions                                (2,280,664)             (1,630,080)

Distribution payable                         (1,018,800)             (1,018,800)
                                          -------------           -------------

Balance, end of period                       54,661,575              54,704,691
                                          -------------           -------------

TOTAL PARTNERS' CAPITAL                   $ 363,939,975           $ 363,983,091
                                          =============           =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE NINE           FOR THE PERIOD
                                           MONTHS ENDED         FEBRUARY 6, 1997
                                     SEPTEMBER 25, 1998    TO SEPTEMBER 26, 1997
                                     ------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                $  21,762,665           $  18,857,048

  Accretion of U.S. Treasury bills             (149,561)               (125,691)

  Increase in interest receivable                    --              (7,204,368)
                                          -------------           -------------

    Cash provided by operating activities    21,613,104              11,526,989
                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                   --            (360,218,400)

  Purchases of investment securities         (7,473,556)             (3,639,000)

  Maturities of investment securtities        7,716,620                      --
                                          -------------           -------------

    Cash provided by (used for)
      investing activities                      243,064            (363,857,400)
                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to limited partner          (18,556,704)             (9,896,909)

  Distributions to general partner           (3,299,464)             (1,630,080)

  Proceeds from the issuance
     of preferred securities                         --             309,278,400

  Capital contribution - general partner             --              54,579,000
                                          -------------           -------------

    Cash (used for) provided by
     financing activities                   (21,856,168)            352,330,411
                                          -------------           -------------

NET CHANGE IN CASH                                   --                      --

CASH, BEGINNING OF PERIOD                            --                      --
                                          -------------           -------------

CASH, END OF PERIOD                       $          --           $          --
                                          =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204,368 were accrued at September 25, 1998 and September 26, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b) Reports on Form 8-K

      None.

-------------
*The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of October, 1998.

                                MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                                By: /s/ THERESA LANG
                                    ---------------------------------------
                                    Name: Theresa Lang
                                    Title: Regular Trustee

                                By: /s/ STANLEY SCHAEFER
                                    ---------------------------------------
                                    Name: Stanley Schaefer
                                    Title: Regular Trustee


                                MERRILL LYNCH PREFERRED FUNDING II, L.P.*

                                By: MERRILL LYNCH & CO., INC., as General
                                    Partner

                                By: /s/ THERESA LANG
                                    ---------------------------------------
                                    Name: Theresa Lang
                                    Title: Senior Vice President and Treasurer

-------------
*There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules