Form 10-K405
period 1998-12-25
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1999-03-25
CIK 1031003, 1031002

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

                  For the fiscal year ended December 25, 1998

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
8% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 23, 1999, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated February 4, 1997, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-20137) filed by the Registrants and Merrill Lynch & Co., Inc. -- Incorporated by reference in Part I
================================================================================

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

ITEM 6. Selected Financial Data

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. -- Business, above. Accordingly, the financial statements included herein in response to ITEM 8. -- Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in Item 1. -- Business above. Since the Trust was organized on January 16, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 16, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

      As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. The Y2K problem, and the steps Merrill Lynch has taken to address this problem, are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 1998 filed with the Securities and Exchange Commission.

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      23*   Consent of Deloitte & Touche LLP

      24*   Powers of Attorney

      27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b) Reports on Form 8-K

      None.

-------------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                     PAGE
                                                                         ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

         Balance Sheets, December 25, 1998 and December 26, 1997          F-2

         Statements of Earnings, Year Ended December 25, 1998 and
              For the Period February 6, 1997 to December 26, 1997        F-3

         Statements of Changes in Stockholders' Equity, Year Ended
              December 25, 1998 and For the Period February 6, 1997
              to December 26, 1997                                        F-4

         Statements of Cash Flows, Year Ended December 25, 1998 and
              For the Period February 6, 1997 to December 26, 1997        F-5

         Notes to Financial Statements                                    F-6

         Independent Auditors' Report                                     F-8

MERRILL LYNCH PREFERRED FUNDING II, L.P.

         Balance Sheets, December 25, 1998 and December 26, 1997          F-9

         Statements of Earnings, Year Ended December 25, 1998 and
              For the Period February 6, 1997 to December 26, 1997        F-10

         Statements of Changes in Partners' Capital, Year Ended
              December 25, 1998 and For the Period February 6, 1997
              to December 26, 1997                                        F-11

         Statements of Cash Flows, Year Ended December 25, 1998 and
              For the Period February 6, 1997 to December 26, 1997        F-12

         Notes to Financial Statements                                    F-13

         Independent Auditors' Report                                     F-15

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   DECEMBER 25, 1998   DECEMBER 26, 1997
                                                   -----------------   -----------------
ASSETS

Investment in partnership preferred securities          $309,278,400        $309,278,400

Income receivable                                          6,185,568           6,185,568
                                                        ------------        ------------

Total Assets                                            $315,463,968        $315,463,968
                                                        ============        ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                   $  6,185,568        $  6,185,568
                                                        ------------        ------------

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
                                                        ============        ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                                               FOR THE PERIOD
                                                  FOR THE YEAR ENDED      FEBRUARY 6, 1997 TO
                                                   DECEMBER 25, 1998        DECEMBER 26, 1997
                                                   -----------------        -----------------
EARNINGS

Income on partnership preferred securities           $    24,742,272           $   22,268,045
                                                     ===============           ==============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                     FOR THE YEAR ENDED     FEBRUARY 6, 1997 TO
                                      DECEMBER 25, 1998       DECEMBER 26, 1997
                                      -----------------       -----------------
PREFERRED SECURITIES

Balance, beginning of period              $ 300,000,000           $          --

Issuance of preferred securities                     --             300,000,000
                                          -------------           -------------

Balance, end of period                      300,000,000             300,000,000
                                          -------------           -------------

COMMON SECURITIES

Balance, beginning of period                  9,278,400                      --

Issuance of preferred securities                     --               9,278,400
                                          -------------           -------------

Balance, end of period                        9,278,400               9,278,400
                                          -------------           -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                         --                      --

Earnings                                     24,742,272              22,268,045

Distributions                               (18,556,704)            (16,082,477)

Distributions payable                        (6,185,568)             (6,185,568)
                                          -------------           -------------

Balance, end of period                               --                      --
                                          -------------           -------------

Total Stockholders' Equity                $ 309,278,400           $ 309,278,400
                                          =============           =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       FOR THE PERIOD
                                                         FOR THE YEAR ENDED       FEBRUARY 6, 1997 TO
                                                          DECEMBER 25, 1998         DECEMBER 26, 1997
                                                          -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                   $  24,742,272             $  22,268,045

   Increase in income receivable                                         --                (6,185,568)
                                                              -------------             -------------

      Cash provided by operating activities                      24,742,272                16,082,477
                                                              -------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of partnership preferred securities                          --              (309,278,400)
                                                              -------------             -------------

      Cash used for investing activities                                 --              (309,278,400)
                                                              -------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions                                               (24,742,272)              (16,082,477)

    Proceeds from issuance of preferred securities                       --               300,000,000

    Proceeds from issuance of common securities                          --                 9,278,400
                                                              -------------             -------------

      Cash (used for) provided by financing activities          (24,742,272)              293,195,923
                                                              -------------             -------------

NET CHANGE IN CASH                                                       --                        --

CASH, BEGINNING OF PERIOD                                                --                        --
                                                              -------------             -------------

CASH, END OF PERIOD                                           $          --             $          --
                                                              =============             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at December 25, 1998 and December 26, 1997.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

      INVESTMENT

      The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

      INCOME TAXES

      The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

      The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 25, 1998 and December 26, 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the year ended December 25, 1998 and for the period February 6, 1997 to December 26, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 25, 1998 and December 26, 1997, and the results of its operations and its cash flows for the year ended December 25, 1998 and for the period February 6, 1997 to December 26, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 1999

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                        DECEMBER 25, 1998      DECEMBER 26, 1997
                                        -----------------      -----------------
ASSETS

Investments:

   Affiliate debentures                      $360,218,400           $360,218,400

   U.S. Treasury bills                          3,771,466              3,815,078
                                             ------------           ------------

   Total investments                          363,989,866            364,033,478

Interest receivable                             7,204,368              7,204,368
                                             ------------           ------------

Total Assets                                 $371,194,234           $371,237,846
                                             ============           ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                        $  7,204,368           $  7,204,368
                                             ------------           ------------
Partners' capital:

   Limited partnership interest               309,278,400            309,278,400

   General partnership interest                54,711,466             54,755,078
                                             ------------           ------------

   Total partners' capital                    363,989,866            364,033,478
                                             ------------           ------------

Total Liability and Partners' Capital        $371,194,234           $371,237,846
                                             ============           ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                    FOR THE YEAR ENDED       FEBRUARY 6, 1997 TO
                                     DECEMBER 25, 1998         DECEMBER 26, 1997
                                     -----------------         -----------------
EARNINGS

Interest income:

   Affiliate debentures                $    28,817,472            $   25,935,725

   U.S. Treasury bills                         199,452                   176,078
                                       ---------------            --------------

Earnings                               $    29,016,924            $   26,111,803
                                       ===============            ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                         FOR THE YEAR ENDED  FEBRUARY 6, 1997 TO
                                          DECEMBER 25, 1998    DECEMBER 26, 1997
                                          -----------------    -----------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period                  $ 309,278,400        $         --

Issuance of preferred securities                         --         309,278,400

Net income allocated to limited partner          24,742,272          22,268,045

Distributions                                   (18,556,704)        (16,082,477)

Distribution payable                             (6,185,568)         (6,185,568)
                                              -------------       -------------

Balance, end of period                          309,278,400         309,278,400
                                              -------------       -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                     54,755,078                  --

Capital contribution                                     --          54,579,000

Net income allocated to general partner           4,274,652           3,843,758

Distributions                                    (3,299,464)         (2,648,880)

Distribution payable                             (1,018,800)         (1,018,800)
                                              -------------       -------------

Balance, end of period                           54,711,466          54,755,078
                                              -------------       -------------

TOTAL PARTNERS' CAPITAL                       $ 363,989,866       $ 364,033,478
                                              =============       =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 FOR THE PERIOD
                                                   FOR THE YEAR ENDED       FEBRUARY 6, 1997 TO
                                                    DECEMBER 25, 1998         DECEMBER 26, 1997
                                                    -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                             $  29,016,924             $  26,111,803

   Accretion of U.S. Treasury bills                          (199,452)                 (176,078)

   Increase in interest receivable                                 --                (7,204,368)
                                                        -------------             -------------

      Cash provided by operating activities                28,817,472                18,731,357
                                                        -------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                                --              (360,218,400)

   Purchases of investment securities                      (7,473,556)               (3,639,000)

   Maturities of investment securities                      7,716,620                        --
                                                        -------------             -------------

      Cash provided by (used for) investing activities        243,064              (363,857,400)
                                                        -------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                       (24,742,272)              (16,082,477)

   Distributions to general partner                        (4,318,264)               (2,648,880)

   Proceeds from the issuance of preferred securities              --               309,278,400

   Capital contribution - general partner                          --                54,579,000
                                                        -------------             -------------

      Cash (used for) provided by financing activities    (29,060,536)              345,126,043
                                                        -------------             -------------

NET CHANGE IN CASH                                                 --                        --

CASH, BEGINNING OF PERIOD                                          --                        --
                                                        -------------             -------------

CASH, END OF PERIOD                                     $          --             $          --
                                                        =============             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,204,368 were accrued at December 25, 1998 and December 26, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

      INVESTMENTS

      The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

      INCOME TAXES

      The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

      The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks equally with the most senior preferred stock of the Company.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 25, 1998 and December 26, 1997, and the related statements of earnings, changes in partners' capital and cash flows for the year ended December 25, 1998 and for the period February 6, 1997 to December 26, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 25, 1998 and December 26, 1997, and the results of its operations and its cash flows for the year ended December 25, 1998 and for the period February 6, 1997 to December 26, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1999.

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

------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

**    Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                  Exhibit Index

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

4.10  Form of Partnership Preferred Security (included in Exhibit 4.4 above)

4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement)

12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

23*   Consent of Deloitte & Touche LLP

24*   Powers of Attorney

27*   Financial Data Schedules. The Financial Data Schedules to be contained in
      Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

----------------

* Filed herewith