Form 10-Q
period 1999-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1999-05-06
CIK 1031003, 1031002

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

                  For the quarterly period ended March 26, 1999

                    Merrill Lynch Preferred Capital Trust II
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-04

                Delaware                                     13-7108354
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

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
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

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
8% Partnership Preferred Securities   New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 26, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        MARCH 26, 1999     DECEMBER 25, 1998
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
                                                          ============          ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    FOR THE THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 26, 1999   MARCH 27, 1998
                                                 --------------   --------------
EARNINGS

Income on partnership preferred securities           $6,185,568       $6,185,568
                                                     ==========       ==========

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 26, 1999      MARCH 27, 1998
                                             --------------      --------------

PREFERRED SECURITIES

Balance, beginning and end of period          $ 300,000,000       $ 300,000,000
                                              -------------       -------------

COMMON SECURITIES

Balance, beginning and end of period              9,278,400           9,278,400
                                              -------------       -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                             --                  --

Earnings                                          6,185,568           6,185,568

Distributions payable                            (6,185,568)         (6,185,568)
                                              -------------       -------------

Balance, end of period                                   --                  --
                                              -------------       -------------

Total Stockholders' Equity                    $ 309,278,400       $ 309,278,400
                                              =============       =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 26, 1999    MARCH 27, 1998
                                               --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                        $ 6,185,568       $ 6,185,568
                                                  -----------       -----------

    Cash provided by operating activities           6,185,568         6,185,568
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                    (6,185,568)       (6,185,568)
                                                  -----------       -----------
    Cash used for financing activities             (6,185,568)       (6,185,568)
                                                  -----------       -----------
NET CHANGE IN CASH                                         --                --

CASH, BEGINNING OF PERIOD                                  --                --
                                                  -----------       -----------

CASH, END OF PERIOD                               $        --       $        --
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $6,000,000 and $185,568, respectively, were accrued at March 26, 1999 and March 27, 1998.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                              MARCH 26, 1999   DECEMBER 25, 1998
                                              --------------   -----------------
ASSETS

Investments:
  Affiliate debentures                          $360,218,400        $360,218,400
  U.S. Treasury bills                              3,821,358           3,771,466
                                                ------------        ------------
  Total investments                              364,039,758         363,989,866

Interest receivable                                7,204,368           7,204,368
                                                ------------        ------------
Total Assets                                    $371,244,126        $371,194,234
                                                ============        ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                           $  7,204,368        $  7,204,368
                                                ------------        ------------

Partners' capital:
  Limited partnership interest                   309,278,400         309,278,400
  General partnership interest                    54,761,358          54,711,466
                                                ------------        ------------
  Total partners' capital                        364,039,758         363,989,866
                                                ------------        ------------

Total Liability and Partners' Capital           $371,244,126        $371,194,234
                                                ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                             -----------------------------------
                                             MARCH 26, 1999       MARCH 27, 1998
                                             --------------       --------------
EARNINGS

Interest income:
  Affiliate debentures                           $7,204,368           $7,204,368
  U.S. Treasury bills                                49,892               49,145
                                                 ----------           ----------

Earnings                                         $7,254,260           $7,253,513
                                                 ==========           ==========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 26, 1999      MARCH 27, 1998
                                             --------------      --------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period                  $ 309,278,400       $ 309,278,400

Net income allocated to limited partner           6,185,568           6,185,568

Distribution payable                             (6,185,568)         (6,185,568)
                                              -------------       -------------

Balance, end of period                          309,278,400         309,278,400
                                              -------------       -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                     54,711,466          54,755,078

Net income allocated to general partner           1,068,692           1,067,945

Distribution payable                             (1,018,800)         (1,027,133)
                                              -------------       -------------

Balance, end of period                           54,761,358          54,795,890
                                              -------------       -------------

TOTAL PARTNERS' CAPITAL                       $ 364,039,758       $ 364,074,290
                                              =============       =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 26, 1999    MARCH 27, 1998
                                               --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                        $ 7,254,260       $ 7,253,513
  Accretion of U.S. Treasury bills                    (49,892)          (49,145)
                                                  -----------       -----------
    Cash provided by operating activities           7,204,368         7,204,368
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities                       --        (3,829,287)
  Maturities of investment securities                      --         3,837,620
                                                  -----------       -----------
    Cash provided by investing activities                  --             8,333
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partner                 (6,185,568)       (6,185,568)
  Distributions to general partner                 (1,018,800)       (1,018,800)
                                                  -----------       -----------
    Cash used for financing activities             (7,204,368)       (7,204,368)
                                                  -----------       -----------

NET CHANGE IN CASH                                         --             8,333

CASH, BEGINNING OF PERIOD                                  --                --
                                                  -----------       -----------

CASH, END OF PERIOD                               $        --       $     8,333
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,204,368 and $7,212,701 were accrued at March 26, 1999 and March 27, 1998, respectively.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b)   Reports on Form 8-K

      None.

-------------
* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of May, 1999.


                                    MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                                    By: /s/ RAYMOND M. DISCO
                                        ----------------------------------------
                                    Name:  Raymond M. Disco
                                    Title: Regular Trustee

                                    By: /s/ STANLEY SCHAEFER
                                        ----------------------------------------
                                    Name:  Stanley Schaefer
                                    Title: Regular Trustee


                                    MERRILL LYNCH PREFERRED FUNDING II, L.P.*

                                    By: MERRILL LYNCH & CO., INC., as General
                                        Partner

                                    By: /s/ JOHN C. STOMBER
                                        ----------------------------------------
                                    Name:  John C. Stomber
                                    Title: Senior Vice President and Treasurer

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