Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1999-08-09
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 1999

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

 Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
   8% Partnership                     New York Stock Exchange
   Preferred Securities
   (and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

   Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

   As of June 25, 1999, no voting stock was held by non-affiliates of the Registrants.


================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
        --------------------



MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------




                                               JUNE 25, 1999   DECEMBER 25, 1998
                                               -------------   -----------------

ASSETS

Investment in partnership preferred securities     $ 309,278           $ 309,278

Income receivable                                      6,186               6,186
                                                   ---------           ---------

Total Assets                                       $ 315,464           $ 315,464
                                                   =========           =========



LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                              $   6,186           $   6,186
                                                   ---------           ---------

Stockholders' equity:

   Preferred securities (8% Trust Originated
     Preferred Securities; 12,000,000 authorized,
     issued, and outstanding; $25 liquidation
     amount per security)                            300,000             300,000

   Common securities (8% Trust Common Securities;
     371,136 authorized, issued, and outstanding;
     $25 liquidation amount per security)              9,278               9,278
                                                   ---------           ---------

   Total stockholders' equity                        309,278             309,278
                                                   ---------           ---------


Total Liability and Stockholders' Equity           $ 315,464           $ 315,464
                                                   =========           =========


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                    FOR THE THREE MONTHS ENDED
                                                  ------------------------------

                                                  JUNE 25, 1999    JUNE 26, 1998
                                                  -------------    -------------
EARNINGS

Income on partnership preferred securities           $    6,185       $    6,185
                                                     ==========       ==========






                                                     FOR THE SIX MONTHS ENDED
                                                  ------------------------------

                                                  JUNE 25, 1999    JUNE 26, 1998
                                                  -------------    -------------

EARNINGS

Income on partnership preferred securities           $   12,371       $   12,371
                                                     ==========       ==========



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                    FOR THE SIX MONTHS ENDED
                                                  -----------------------------

                                                  JUNE 25, 1999   JUNE 26, 1998
                                                  -------------   -------------

PREFERRED SECURITIES

Balance, beginning and end of period                  $ 300,000       $ 300,000
                                                      ---------       ---------


COMMON SECURITIES

Balance, beginning and end of period                      9,278           9,278
                                                      ---------       ---------


UNDISTRIBUTED EARNINGS

Balance, beginning of period                               -               -

Earnings                                                 12,371          12,371

Distributions                                            (6,186)         (6,186)

Distributions payable                                    (6,185)         (6,185)
                                                      ---------       ---------

Balance, end of period                                     -               -
                                                      ---------       ---------

 Total Stockholders' Equity                           $ 309,278       $ 309,278
                                                      =========       =========



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                     FOR THE SIX MONTHS ENDED
                                                  -----------------------------
                                                  JUNE 25, 1999   JUNE 26, 1998
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                            $  12,371       $  12,371
                                                      ---------       ---------

    Cash provided by operating activities                12,371          12,371
                                                      ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                         (12,371)        (12,371)
                                                      ---------       ---------

    Cash used for financing activities                  (12,371)        (12,371)
                                                      ---------       ---------
NET CHANGE IN CASH                                         -               -

CASH, BEGINNING OF PERIOD                                  -               -
                                                      ---------       ---------

CASH, END OF PERIOD                                   $    -          $    -
                                                      =========       =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $6,000 and $185, respectively, were accrued at June 25, 1999 and June 26, 1998.




See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                              JUNE 25, 1999    DECEMBER 25, 1998
                                              -------------    -----------------
ASSETS


Investments:
  Affiliate debentures                           $  360,218           $  360,218
  U.S. Treasury bills                                 3,666                3,772
                                                 ----------           ----------
  Total investments                                 363,884              363,990

Interest receivable                                   7,204                7,204
                                                 ----------           ----------

Total Assets                                     $  371,088           $  371,194
                                                 ==========           ==========



LIABILITY AND PARTNERS' CAPITAL

Distributions payable                            $    7,204           $    7,204
                                                 ----------           ----------

Partners' capital:
  Limited partnership interest                      309,278              309,278
  General partnership interest                       54,606               54,712
                                                 ----------           ----------

  Total partners' capital                           363,884              363,990
                                                 ----------           ----------


Total Liability and Partners' Capital            $  371,088           $  371,194
                                                 ==========           ==========




See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                  FOR THE THREE MONTHS ENDED
                                              ----------------------------------

                                              JUNE 25, 1999        JUNE 26, 1998
                                              -------------        -------------

EARNINGS

Interest income:
  Affiliate debentures                           $    7,204           $    7,204
  U.S. Treasury bills                                    46                   50
                                                 ----------           ----------

Earnings                                         $    7,250           $    7,254
                                                 ==========           ==========






                                                   FOR THE SIX MONTHS ENDED
                                             ----------------------------------

                                              JUNE 25, 1999        JUNE 26, 1998
                                              -------------        -------------

EARNINGS

Interest income:
  Affiliate debentures                           $   14,409           $   14,409
  U.S. Treasury bills                                    95                   99
                                                 ----------           ----------

Earnings                                         $   14,504           $   14,508
                                                 ==========           ==========


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                     FOR THE SIX MONTHS ENDED
                                                  -----------------------------

                                                  JUNE 25, 1999   JUNE 26, 1998
                                                  -------------   -------------


LIMITED PARTNER'S CAPITAL

Balance, beginning of period                         $  309,278      $  309,278

Net income allocated to limited partner                  12,371          12,371

Distributions                                            (6,186)         (6,186)

Distributions payable                                    (6,185)         (6,185)
                                                     ----------      ----------

Balance, end of period                                  309,278         309,278
                                                     ----------      ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                             54,712          54,755

Net income allocated to general partner                   2,133           2,137

Distributions                                            (1,220)         (1,026)

Distributions payable                                    (1,019)         (1,019)
                                                     ----------      ----------

Balance, end of period                                   54,606          54,847
                                                     ----------      ----------


TOTAL PARTNERS' CAPITAL                              $  363,884      $  364,125
                                                     ==========      ==========




See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------




                                                  FOR THE SIX MONTHS ENDED
                                              ---------------------------------

                                              JUNE 25, 1999       JUNE 26, 1998
                                              -------------       -------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                       $   14,504          $   14,508

  Accretion of U.S. Treasury bills                      (95)                (99)
                                                 ----------          ----------

    Cash provided by operating activities            14,409              14,409
                                                 ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of investment securities                 (3,639)             (7,474)

  Maturities of investment securities                 3,840               7,717
                                                 ----------          ----------

    Cash provided by investing activities               201                 243
                                                 ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to limited partner                  (12,371)            (12,371)

  Distributions to general partner                   (2,239)             (2,046)
                                                 ----------          ----------

    Cash used for financing activities              (14,610)            (14,417)
                                                 ----------          ----------

NET CHANGE IN CASH                                     -                    235

CASH, BEGINNING OF PERIOD                              -                   -
                                                 ----------          ----------

CASH, END OF PERIOD                              $     -             $      235
                                                 ==========          ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $7,204 were accrued at June 25, 1999 and June 26, 1998.




See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1999.


                                MERRILL LYNCH PREFERRED CAPITAL TRUST II*


                                By: /s/ STANLEY SCHAEFER
                                    --------------------------------------------
                                Name: Stanley Schaefer
                                Title: Regular Trustee


                                MERRILL LYNCH PREFERRED FUNDING II, L.P.*


                                By:MERRILL LYNCH & CO., INC., as General Partner


                                By: /s/ JOHN C. STOMBER
                                    --------------------------------------------
                                Name: John C. Stomber
                                Title: Senior Vice President and Treasurer


------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules