Form 10-Q
period 1999-09-24
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 1999-11-08
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 1999

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

 Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 24, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 24, 1999  DECEMBER 25, 1998
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  309,278         $  309,278
Income receivable                                                                              6,186              6,186
                                                                                          ----------         ----------
Total Assets                                                                              $  315,464         $  315,464
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    6,186         $    6,186
                                                                                          ----------         ----------

Stockholders' equity:

   Preferred  securities (8% Trust Originated Preferred Securities;
      12,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   300,000            300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     9,278              9,278
                                                                                          ----------         ----------
   Total stockholders' equity                                                                309,278            309,278
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  315,464         $  315,464
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                        FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------

                                                                SEPTEMBER 24, 1999      SEPTEMBER 25, 1998
                                                                ------------------      ------------------
EARNINGS

Income on partnership preferred securities                               $   6,186               $   6,186
                                                                         =========               =========



                                                                         FOR THE NINE MONTHS ENDED
                                                                ------------------------------------------

                                                                SEPTEMBER 24, 1999      SEPTEMBER 25, 1998
                                                                ------------------      ------------------
EARNINGS

Income on partnership preferred securities                               $  18,557               $  18,557
                                                                         =========               =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------

                                                                      FOR THE NINE MONTHS ENDED
                                                             ------------------------------------------

                                                             SEPTEMBER 24, 1999      SEPTEMBER 25, 1998
                                                             ------------------      ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                 $  300,000              $  300,000
                                                                     ----------              ----------

COMMON SECURITIES

Balance, beginning and end of period                                      9,278                   9,278
                                                                     ----------              ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                       -
Earnings                                                                 18,557                  18,557
Distributions                                                           (12,371)                (12,371)
Distributions payable                                                    (6,186)                 (6,186)
                                                                     ----------              ----------
Balance, end of period                                                     -                       -
                                                                     ----------              ----------


Total Stockholders' Equity                                           $  309,278              $  309,278
                                                                     ==========              ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE NINE MONTHS ENDED
                                                                         ------------------------------------------

                                                                         SEPTEMBER 24, 1999      SEPTEMBER 25, 1998
                                                                         ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                       $  18,557               $  18,557
                                                                                  ---------               ---------
      Cash provided by operating activities                                          18,557                  18,557
                                                                                  ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                    (18,557)                (18,557)
                                                                                  ---------               ---------
      Cash used for financing activities                                            (18,557)                (18,557)
                                                                                  ---------               ---------

NET CHANGE IN CASH                                                                     -                       -

CASH, BEGINNING OF PERIOD                                                              -                       -
                                                                                  ---------               ---------
CASH, END OF PERIOD                                                               $    -                  $    -
                                                                                  =========               =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at September 24, 1999 and September 25, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                         SEPTEMBER 24, 1999   DECEMBER 25, 1998
                                                                         ------------------   -----------------
ASSETS

Investments:
    Affiliate debentures                                                         $  360,218          $  360,218
    U.S. Treasury bills                                                               3,704               3,772
                                                                                 ----------          ----------
    Total investments                                                               363,922             363,990
Interest receivable                                                                   7,204               7,204
                                                                                 ----------          ----------
Total Assets                                                                     $  371,126          $  371,194
                                                                                 ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                            $    7,204          $    7,204
                                                                                 ----------          ----------
Partners' capital:
    Limited partnership interest                                                    309,278             309,278
    General partnership interest                                                     54,644              54,712
                                                                                 ----------          ----------
    Total partners' capital                                                         363,922             363,990
                                                                                 ----------          ----------

Total Liability and Partners' Capital                                            $  371,126          $  371,194
                                                                                 ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------


                                                                   FOR THE THREE MONTHS ENDED
                                                            ----------------------------------------

                                                            SEPTEMBER 24, 1999    SEPTEMBER 25, 1998
                                                            ------------------    ------------------
EARNINGS

Interest income:
   Affiliate debentures                                             $    7,204            $    7,204
   U.S. Treasury bills                                                      38                    50
                                                                    ----------            ----------
Earnings                                                            $    7,242            $    7,254
                                                                    ==========            ==========




                                                                   FOR THE NINE MONTHS ENDED
                                                            ----------------------------------------

                                                            SEPTEMBER 24, 1999    SEPTEMBER 25, 1999
                                                            ------------------    ------------------
EARNINGS

Interest income:
   Affiliate debentures                                             $   21,613            $   21,613
   U.S. Treasury bills                                                     133                   150
                                                                    ----------            ----------
Earnings                                                            $   21,746            $   21,763
                                                                    ==========            ==========


See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------


                                                                   FOR THE NINE MONTHS ENDED
                                                            ---------------------------------------

                                                            SEPTEMBER 24, 1999   SEPTEMBER 25, 1998
                                                            ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                        $  309,278           $  309,278
Net income allocated to limited partner                                 18,557               18,557
Distributions                                                          (12,371)             (12,371)
Distributions payable                                                   (6,186)              (6,186)
                                                                    ----------           ----------
Balance, end of period                                                 309,278              309,278
                                                                    ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                            54,712               54,755
Net income allocated to general partner                                  3,189                3,206
Distributions                                                           (2,239)              (2,281)
Distributions payable                                                   (1,018)              (1,018)
                                                                    ----------           ----------
Balance, end of period                                                  54,644               54,662
                                                                    ----------           ----------

TOTAL PARTNERS' CAPITAL                                             $  363,922           $  363,940
                                                                    ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                      FOR THE NINE MONTHS ENDED
                                                                               ----------------------------------------

                                                                               SEPTEMBER 24, 1999    SEPTEMBER 25, 1998
                                                                               ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                             $  21,746             $  21,763
   Accretion of U.S. Treasury bills                                                          (133)                 (150)
                                                                                        ---------             ---------
      Cash provided by operating activities                                                21,613                21,613
                                                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                      (3,639)               (7,474)
   Maturities of investment securities                                                      3,840                 7,717
                                                                                        ---------             ---------
      Cash provided by investing activities                                                   201                   243
                                                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                       (18,557)              (18,557)
   Distributions to general partner                                                        (3,257)               (3,299)
                                                                                        ---------             ---------
      Cash used for financing activities                                                  (21,814)              (21,856)
                                                                                        ---------             ---------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                        ---------             ---------
CASH, END OF PERIOD                                                                     $    -                $    -
                                                                                        =========             =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at September 24, 1999 and September 25, 1998


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------



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

         None
-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned,thereunto duly authorized on the 8th day of November, 1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Regular Trustee

                               By: /s/ STANLEY SCHAEFER
                                   ---------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING II, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer



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