Form 10-K
period 1999-12-31
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 2000-03-29
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 31, 1999

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

As of March 28, 2000, no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED FEBRUARY 4, 1997, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-20137) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

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

ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.



                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in Item 1.- Business above. Since the Trust was organized on January 16, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 16, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

In 1999 Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored a "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. Merrill Lynch's efforts to address the Y2K issue are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial  statements  and notes thereto and the
independent   auditors'  reports  set  forth  on  pages  F-1  through  F-15  are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.




                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustees:         John C. Stomber
                                            Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years. John C. Stomber is Senior Vice President and Treasurer of the Company. Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on January 16, 1997. Mr. Stomber has served since September 30, 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None.



                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

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

(b)      Reports on Form 8-K

         None.

___________________

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

     Balance Sheets, December 31, 1999 and December 25, 1998               F-2

     Statements of Earnings, Years Ended December 31, 1999 and
           December 25, 1998 and Period February 6, 1997
           to December 26, 1997                                            F-3

     Statements of Changes in  Stockholders'Equity,  Years
           Ended  December  31, 1999 and December 25, 1998 and
           Period February 6, 1997 to December 26, 1997                    F-4

     Statements of Cash Flows, Years Ended December 31, 1999 and
           December 25, 1998 and Period February 6, 1997
           to December 26, 1997                                            F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING II, L.P.

     Balance Sheets, December 31, 1999 and December 25, 1998               F-9

     Statements of Earnings, Years Ended December 31, 1999 and
           December 25, 1998 and Period February 6, 1997
           to December 26, 1997                                            F-10

     Statements of Changes in Partners' Capital, Years Ended
           December 31, 1999 and December 25, 1998
           and Period February 6, 1997 to December 26, 1997                F-11

     Statements of Cash Flows, Years Ended December 31, 1999 and
           December 25, 1998 and Period February 6, 1997
           to December 26, 1997                                            F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 31, 1999       DECEMBER 25, 1998
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  309,278              $  309,278
Income receivable                                                             -                   6,186
                                                                     ----------              ----------
Total Assets                                                         $  309,278              $  315,464
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $        -              $    6,186
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (8%  Trust
         Originated  Preferred   Securities;
         12,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           300,000                 300,000
     Common securities (8% Trust Common
         Securities; 371,136 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                             9,278                   9,278
                                                                     ----------              ----------
     Total stockholders' equity                                         309,278                 309,278
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  309,278              $  315,464
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                       FOR THE YEAR ENDED                    FOR THE PERIOD
                                                          ------------------------------------------    FEBRUARY 6, 1997 TO
                                                          DECEMBER 31, 1999        DECEMBER 25, 1998      DECEMBER 26, 1997
                                                          -----------------        -----------------    -------------------

EARNINGS

Income on partnership preferred securities                        $  24,742                $  24,742              $  22,268
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                  FOR THE YEAR ENDED                    FOR THE PERIOD
                                                     -------------------------------------------   FEBRUARY 6, 1997 TO
                                                     DECEMBER 31, 1999         DECEMBER 25, 1998     DECEMBER 26, 1997
                                                     -----------------         -----------------   -------------------


PREFERRED SECURITIES
Balance, beginning of period                                 $ 300,000                 $ 300,000             $       -
Issuance of preferred securities                                     -                         -               300,000
                                                             ---------                 ---------             ---------
Balance, end of period                                         300,000                   300,000               300,000
                                                             ---------                 ---------             ---------

COMMON SECURITIES
Balance, beginning of period                                     9,278                     9,278                     -
Issuance of common securities                                        -                         -                 9,278
                                                             ---------                 ---------             ---------
Balance, end of period                                           9,278                     9,278                 9,278
                                                             ---------                 ---------             ---------
UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        24,742                    24,742                22,268
Distributions                                                  (24,742)                  (18,556)              (16,082)
Distributions payable                                                -                    (6,186)               (6,186)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 309,278                 $ 309,278             $ 309,278
                                                             =========                 =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                             FOR THE YEAR ENDED                    FOR THE PERIOD
                                                   --------------------------------------     FEBRUARY 6, 1997 TO
                                                   DECEMBER 31, 1999    DECEMBER 25, 1998       DECEMBER 26, 1997
                                                   -----------------    -----------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 24,742             $ 24,742                $ 22,268
  Decrease (increase) in income receivable                     6,186                    -                  (6,186)
                                                            --------             --------                --------
        Cash provided by operating activities                 30,928               24,742                  16,082
                                                            --------             --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                    -                     -                (309,278)
                                                            --------              --------               --------
        Cash used for investing activities                        -                     -                (309,278)
                                                            --------              --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (30,928)             (24,742)                (16,082)
  Proceeds from issuance of preferred securites                    -                    -                 300,000
  Proceeds from issuance of common securities                      -                    -                   9,278
                                                            --------             --------                --------
        Cash (used for) provided by financing activities     (30,928)             (24,742)                293,196
                                                            --------             --------                --------

NET CHANGE IN CASH                                                 -                    -                       -
                                                            --------             --------                --------
CASH, BEGINNING OF PERIOD                                          -                    -                       -
                                                            --------             --------                --------
CASH, END OF PERIOD                                         $      -             $      -                $      -
                                                            ========             ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at December 25, 1998 and December 26, 1997 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust II (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on January 6, 1997 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------

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


4.  STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The Trust issued 12,000,000 8% Trust Preferred Securities, $25 liquidation amount per security in a public offering on February 16, 1997. The Trust Preferred Securities are redeemable on or after March 30, 2007 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the two years ended December 31, 1999 and for the period February 6, 1997 to December 26, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 and for the period February 6, 1997 to December 26, 1997 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

New York, New York
March 28, 2000


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 1999           DECEMBER 25, 1998
                                                           -----------------           -----------------


ASSETS

Investments:
     Affiliate debentures                                        $  360,218                   $  360,218
     U.S. Treasury bills                                              3,673                        3,772
                                                                 ----------                   ----------
     Total investments                                              363,891                      363,990

Interest receivable                                                       -                        7,204
                                                                 ----------                   ----------
Total Assets                                                     $  363,891                   $  371,194
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $        -                   $    7,204
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   309,278                      309,278
     General partnership interest                                    54,613                       54,712
                                                                 ----------                   ----------
     Total partners' capital                                        363,891                      363,990
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $  363,891                   $  371,194
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                          FOR THE YEAR ENDED                        FOR THE PERIOD
                                            ---------------------------------------------      FEBRUARY 6, 1997 TO
                                            DECEMBER 31, 1999           DECEMBER 25, 1998        DECEMBER 26, 1997
                                            -----------------           -----------------      -------------------


EARNINGS

Interest income:
     Affiliate debentures                           $  28,817                   $  28,817                $  25,936
     U.S. Treasury bills                                  186                         200                      176
                                                    ---------                   ---------                ---------
Earnings                                            $  29,003                   $  29,017                $  26,112
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                               FOR THE YEAR ENDED
                                                 -----------------------------------------         FOR THE PERIOD
                                                                                              FEBRUARY 6, 1997 TO
                                                 DECEMBER 31, 1999       DECEMBER 25, 1998      DECEMBER 26, 1997
                                                 -----------------       -----------------    -------------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 309,278               $ 309,278               $       -
Issuance of preferred securities                                -                       -                 309,278
Net income allocated to limited partner                    24,742                  24,742                  22,268
Distributions                                             (24,742)                (18,556)                (16,082)
Distributions payable                                           -                  (6,186)                 (6,186)
                                                        ---------               ---------               ---------
Balance, end of period                                    309,278                 309,278                 309,278
                                                        ---------               ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                               54,712                  54,755                       -
Capital contribution                                            -                       -                  54,579
Net income allocated to general partner                     4,261                   4,275                   3,844
Distributions                                              (4,360)                 (3,300)                 (2,650)
Distributions payable                                           -                  (1,018)                 (1,018)
                                                        ---------               ---------               ---------
Balance, end of period                                     54,613                  54,712                  54,755
                                                        ---------               ---------               ---------
TOTAL PARTNERS' CAPITAL                                 $ 363,891               $ 363,990               $ 364,033
                                                        =========               =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                     FOR THE YEAR ENDED                  FOR THE PERIOD
                                                        ------------------------------------------  FEBRUARY 6, 1997 TO
                                                        DECEMBER 31, 1999        DECEMBER 25, 1998    DECEMBER 26, 1997
                                                        -----------------        -----------------  -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 29,003                 $ 29,017             $ 26,112
     Accretion of U.S. Treasury bills                                (186)                    (200)                (176)
     Decrease (increase) in interest receivable                     7,204                        -               (7,204)
                                                                 --------                 --------             --------
        Cash provided by operating activities                      36,021                   28,817               18,732
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                                  -                        -             (360,218)
     Purchases of investment securities                            (7,277)                  (7,474)              (3,639)
     Maturities of investment securities                            7,562                    7,717                    -
                                                                 --------                 --------             --------
        Cash provided by (used for) investing activities              285                      243             (363,857)
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (30,928)                 (24,742)             (16,082)
     Distributions to general partner                              (5,378)                  (4,318)              (2,650)
     Proceeds from issuance of preferred securities                     -                        -              309,278
     Capital contribution - general partner                             -                        -               54,579
                                                                 --------                 --------             --------
        Cash (used for) provided by financing activities          (36,306)                 (29,060)             345,125
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      -                        -                    -
                                                                 --------                 --------             --------
CASH, BEGINNING OF PERIOD                                               -                        -                    -
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      -             $      -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at December 25, 1998 and December 26, 1997 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding II, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 16, 1997 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust II (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in partners' capital, and cash flows for the two years ended December 31, 1999 and for the period February 6, 1997 to December 26, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 and for the period February 6, 1997 to December 26, 1997 in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

New York, New York
March 28, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Regular Trustee

                              By: /s/ Stanley Schaefer
                              --------------------------------------------------
                              Name: Stanley Schaefer
                              Title: Regular Trustee

                              MERRILL LYNCH PREFERRED FUNDING II, L.P.*

                              By: MERRILL LYNCH & CO., INC., as General Partner

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Senior Vice President and Treasurer, and as Attorney-in-Fact for a majority of the Board of Directors**

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

 **   Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                EXHIBIT INDEX

4.1      Certificate of Trust dated January 16, 1997, of the Trust
         (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-20137) (the "Registration Statement"))

4.2 Amended and Restated Declaration of Trust of the Trust, dated as of February 4, 1997 (incorporated by reference to Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997 (File No. 1-7182-04))

4.3      Certificate  of  Limited  Partnership,   dated  as  of January 16, 1997
         of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

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

------------------

* Filed herewith