Form 10-Q
period 2000-03-31
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 2000-05-12
CIK 1031003, 1031002

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

                  For the quarterly period ended March 31, 2000

                     MERRILL LYNCH PREFERRED CAPITAL TRUST II
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-04

       Delaware                                          13-7108354
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  4 World Financial Center
     New York, New York                                   10080
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

          World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                         COMMISSION FILE NO.: 1-7182-03

          Delaware                                     13-3926165
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4 World Financial Center
      New York, New York                                     10080
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

         World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of May 10, 2000 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 31, 2000  DECEMBER 31, 1999
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  309,278         $  309,278
                                                                                          ----------         ----------
Total Assets                                                                              $  309,278         $  309,278
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY


Stockholders' equity:

   Preferred  securities (8% Trust Originated Preferred Securities;
      12,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  300,000         $  300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     9,278              9,278
                                                                                          ----------         ----------
   Total stockholders' equity                                                                309,278            309,278
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  309,278         $  309,278
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                         MARCH 31, 2000       MARCH 26, 1999
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $   6,186            $   6,186
                                                                              =========            =========



See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------

                                                              MARCH 31, 2000       MARCH 26, 1999
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  300,000           $  300,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   9,278                9,278
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                               6,186                6,186
Distributions                                                         (6,186)                   -
Distributions payable                                                      -               (6,186)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  309,278           $  309,278
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   6,186            $   6,186
                                                                                     ---------            ---------
      Cash provided by operating activities                                              6,186                6,186
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (6,186)              (6,186)
                                                                                     ---------            ---------
      Cash used for financing activities                                                (6,186)              (6,186)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -               $    -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                                              --------------   -----------------
ASSETS


Investments:
   Affiliate debentures                                                          $   360,218         $   360,218
   U.S. Treasury bills                                                                 3,721               3,673
                                                                                  ----------          ----------
   Total investments                                                                 363,939             363,891
                                                                                  ----------          ----------
Total Assets                                                                      $  363,939          $  363,891
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL


Partners' capital:
   Limited partnership interest                                                   $  309,278          $  309,278
   General partnership interest                                                       54,661              54,613
                                                                                  ----------          ----------
   Total partners' capital                                                           363,939             363,891
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  363,939          $  363,891
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                            MARCH 31, 2000       MARCH 26, 1999
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,204           $    7,204
   U.S. Treasury bills                                                  48                   50
                                                                ----------           ----------
Earnings                                                        $    7,252           $    7,254
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------

                                                             MARCH 31, 2000       MARCH 26, 1999
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                               6,186                6,186
Distributions                                                        (6,186)                   -
Distributions payable                                                     -               (6,186)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,613               54,712
Net income allocated to general partner                               1,066                1,068
Distributions                                                        (1,018)                   -
Distributions payable                                                     -               (1,018)
                                                                 ----------           ----------
Balance, end of period                                               54,661               54,762
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,939           $  364,040
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   7,252            $   7,254
   Accretion of U.S. Treasury bills                                                        (48)                 (50)
                                                                                     ---------            ---------
      Cash provided by operating activities                                              7,204                7,204
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (6,186)              (6,186)
   Distributions to general partner                                                     (1,018)              (1,018)
                                                                                     ---------            ---------
      Cash used for financing activities                                                (7,204)              (7,204)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.


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