Form 10-Q
period 2000-06-30
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 2000-08-10
CIK 1031003, 1031002

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

                  For the quarterly period ended June 30, 2000

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8% Partnership Preferred               New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 10, 2000 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 30, 2000  DECEMBER 31, 1999
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  309,278         $  309,278
                                                                                          ----------         ----------
Total Assets                                                                              $  309,278         $  309,278
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 30, 2000        JUNE 25, 1999
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $   6,185            $   6,185
                                                                              =========            =========



                                                                           FOR THE SIX MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 30, 2000        JUNE 25, 1999
                                                                          -------------        -------------

EARNINGS

Income on partnership preferred securities                                    $  12,371            $  12,371
                                                                              =========            =========





See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE SIX MONTHS ENDED
                                                          ---------------------------------------

                                                               JUNE 30, 2000        JUNE 25, 1999
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  300,000           $  300,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   9,278                9,278
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              12,371               12,371
Distributions                                                        (12,371)              (6,186)
Distributions payable                                                      -               (6,185)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  309,278           $  309,278
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 30, 2000        JUNE 25, 1999
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $185, respectively, were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 30, 2000
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 30, 2000   DECEMBER 31, 1999
                                                                               -------------   -----------------
ASSETS


Cash                                                                             $         1         $         -

Investments:
   Affiliate debentures                                                              360,218             360,218
   U.S. Treasury bills                                                                 3,677               3,673
                                                                                  ----------          ----------
   Total investments                                                                 363,895             363,891
                                                                                  ----------          ----------

Total Assets                                                                      $  363,896          $  363,891
                                                                                  ==========          ==========


LIABILITY AND PARTNERS' CAPITAL


Partners' capital:
   Limited partnership interest                                                   $  309,278          $  309,278
   General partnership interest                                                       54,618              54,613
                                                                                  ----------          ----------
   Total partners' capital                                                           363,896             363,891
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  363,896          $  363,891
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 30, 2000        JUNE 25, 1999
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,205           $    7,204
   U.S. Treasury bills                                                  52                   46
                                                                ----------           ----------
Earnings                                                        $    7,257           $    7,250
                                                                ==========           ==========



                                                               FOR THE SIX MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 30, 2000        JUNE 25, 1999
                                                             -------------        -------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   14,409           $   14,409
   U.S. Treasury bills                                                 100                   95
                                                                ----------           ----------
Earnings                                                        $   14,509           $   14,504
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE SIX MONTHS ENDED
                                                         ---------------------------------------

                                                              JUNE 30, 2000        JUNE 25, 1999
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                              12,371               12,371
Distributions                                                       (12,371)              (6,186)
Distributions payable                                                     -               (6,185)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,613               54,712
Net income allocated to general partner                               2,138                2,133
Distributions                                                        (2,133)              (1,220)
Distributions payable                                                     -               (1,019)
                                                                 ----------           ----------
Balance, end of period                                               54,618               54,606
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,896           $  363,884
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 30, 2000        JUNE 25, 1999
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  14,509            $  14,504
   Accretion of U.S. Treasury bills                                                       (100)                 (95)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             14,409               14,409
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                $  (3,638)           $  (3,639)
   Maturities of investment securities                                                   3,734                3,840
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 96                  201
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (12,371)             (12,371)
   Distributions to general partner                                                     (2,133)              (2,239)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (14,504)             (14,610)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           1                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 30, 2000
--------------------------------------------------------------------------------



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2000.


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