Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 2001-03-29
CIK 1031003, 1031002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29, 2000

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

As of March 28, 2001, no voting stock was held by non-affiliates of the Registrants.

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

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Statements of Earnings, Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                         F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December  29, 2000, December 31, 1999 and
           December 25, 1998                                               F-4

     Statements of Cash Flows, Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                         F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING II, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-9

     Statements of Earnings, Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                         F-10

     Statements of Changes in Partners' Capital, Years Ended
           December  29, 2000, December 31, 1999 and
           December 25, 1998                                               F-11

     Statements of Cash Flows, Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                         F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 29, 2000       DECEMBER 31, 1999
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
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                                   FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                          DECEMBER 29, 2000        DECEMBER 31, 1999      DECEMBER 25, 1998
                                                          -----------------        -----------------    -------------------

EARNINGS

Income on partnership preferred securities                        $  24,742                $  24,742              $  24,742
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                               FOR THE YEAR ENDED
                                                     -----------------------------------------------------------------
                                                     DECEMBER 29, 2000         DECEMBER 31, 1999     DECEMBER 25, 1998
                                                     -----------------         -----------------   -------------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 300,000                 $ 300,000             $ 300,000


COMMON SECURITIES
Balance, beginning and end of period                             9,278                     9,278                 9,278


UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        24,742                    24,742                24,742
Distributions                                                  (18,556)                  (24,742)              (18,556)
Distributions payable                                           (6,186)                        -                (6,186)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 309,278                 $ 309,278             $ 309,278
                                                             =========                 =========             =========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED
                                                   ------------------------------------------------------------
                                                   DECEMBER 29, 2000    DECEMBER 31, 1999     DECEMBER 25, 1998
                                                   -----------------    -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 24,742             $ 24,742              $ 24,742
 (Increase) Decrease in income receivable                     (6,186)               6,186                     -
                                                            --------             --------              --------
        Cash provided by operating activities                 18,556               30,928                24,742
                                                            --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (18,556)             (30,928)              (24,742)
  Proceeds from issuance of preferred securites                    -                    -                     -
  Proceeds from issuance of common securities                      -                    -                     -
                                                            --------             --------              --------
        Cash used for financing activities                   (18,556)             (30,928)              (24,742)
                                                            --------             --------              --------

NET CHANGE IN CASH                                                 -                    -                     -
                                                            --------             --------              --------
CASH, BEGINNING OF PERIOD                                          -                    -                     -
                                                            --------             --------              --------
CASH, END OF PERIOD                                         $      -             $      -              $      -
                                                            ========             ========              ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 29, 20000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The  investment  in  Partnership   Preferred  Securities  represents  a  limited
partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP

New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------

                                                           DECEMBER 29, 2000          DECEMBER 31, 1999
                                                           -----------------          -----------------


ASSETS

Cash                                                             $        1                  $        -

Investments:
     Affiliate debentures                                           360,218                     360,218
     U.S. Treasury bills                                              3,683                       3,673
                                                                 ----------                  ----------
     Total investments                                              363,901                     363,891

Interest receivable                                                   7,204                           -
                                                                 ----------                  ----------
Total Assets                                                     $  371,106                  $  363,891
                                                                 ==========                  ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $    7,204                  $        -
                                                                 ----------                  ----------
Partners' capital:
     Limited partnership interest                                   309,278                     309,278
     General partnership interest                                    54,624                      54,613
                                                                 ----------                  ----------
     Total partners' capital                                        363,902                     363,891
                                                                 ----------                  ----------
Total Liability and Partners' Capital                            $  371,106                  $  363,891
                                                                 ==========                  ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------
                                            DECEMBER 29, 2000           DECEMBER 31, 1999        DECEMBER 25, 1998
                                            -----------------           -----------------      -------------------


EARNINGS

Interest income:
     Affiliate debentures                           $  28,817                   $  28,817                $  28,817
     U.S. Treasury bills                                  211                         186                      200
                                                    ---------                   ---------                ---------
Earnings                                            $  29,028                   $  29,003                $  29,017
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEAR ENDED
                                                ---------------------------------------------------------------
                                                DECEMBER 29, 2000       DECEMBER 31, 1999     DECEMBER 25, 1998
                                                -----------------       -----------------     -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 309,278               $ 309,278             $ 309,278
Net income allocated to limited partner                    24,742                  24,742                24,742
Distributions                                             (18,556)                (24,742)              (18,556)
Distributions payable                                      (6,186)                      -                (6,186)
                                                        ---------               ---------             ---------
Balance, end of period                                    309,278                 309,278               309,278
                                                        ---------               ---------             ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                               54,613                  54,712                54,755
Net income allocated to general partner                     4,286                   4,261                 4,275
Distributions                                              (3,257)                 (4,360)               (3,300)
Distributions payable                                      (1,018)                      -                (1,018)
                                                        ---------               ---------             ---------
Balance, end of period                                     54,624                  54,613                54,712
                                                        ---------               ---------             ---------
TOTAL PARTNERS' CAPITAL                                 $ 363,902               $ 363,891             $ 363,990
                                                        =========               =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        DECEMBER 29, 2000        DECEMBER 31, 1999    DECEMBER 25, 1998
                                                        -----------------        -----------------  -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 29,028                 $ 29,003             $ 29,017
     Accretion of U.S. Treasury bills                                (211)                    (186)                (200)
     (Increase) decrease  in interest receivable                   (7,204)                   7,204                    -
                                                                 --------                 --------             --------
        Cash provided by operating activities                      21,613                   36,021               28,817
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (7,277)                  (7,277)              (7,474)
     Maturities of investment securities                            7,478                    7,562                7,717
                                                                 --------                 --------             --------
        Cash provided by investing activities                         201                      285                  243
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (18,556)                 (30,928)             (24,742)
     Distributions to general partner                              (3,257)                  (5,378)              (4,318)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (21,813)                 (36,306)             (29,060)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      1                        -                    -
                                                                 --------                 --------             --------
CASH, BEGINNING OF PERIOD                                               -                        -                    -
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      1                 $      -             $      -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

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


------------------

* Filed herewith