Form 10-Q
period 2006-03-31
MERRILL LYNCH PREFERRED CAPITAL TRUST II; MERRILL LYNCH PREFERRED FUNDING II LP
filed 2006-05-12
CIK 1031003, 1031002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to

 COMMISSION FILE NO.: 1-7182-04

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

COMMISSION FILE NO.: 1-7182-03

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or a non-acclerated filer. See definition of "accelerated filer and large acclerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Acclerated Filer ___     Non-Acclerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__

As of May 12, 2006 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                      March 31, 2006         December 30, 2005
                                                                                      --------------         -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  309,278                $  309,278
                                                                                          ----------                ----------
Total Assets                                                                              $  309,278                $  309,278
                                                                                          ==========                ==========

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (8% Trust Originated Preferred Securities; 12,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  300,000                $  300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     9,278                     9,278
                                                                                          ----------                ----------
Total Stockholders' Equity                                                                $  309,278                $  309,278
                                                                                          ==========                ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                              --------------------------------

                                                                                            March 31, 2006       April 1, 2005
                                                                                           ----------------     --------------
EARNINGS

Interest on affiliate partnership preferred securities                                            $   6,186          $   6,186
                                                                                                  =========          =========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                 ----------------------------

                                                                                           March 31, 2006        April 1, 2005
                                                                                           --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                           $  300,000           $  300,000
                                                                                               ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                                9,278                9,278
                                                                                               ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                            -                    -
Earnings                                                                                            6,186                6,186
Distributions                                                                                      (6,186)              (6,186)
Distributions payable                                                                                   -                    -
                                                                                               ----------           ----------
Balance, end of period                                                                                  -                    -
                                                                                               ----------           ----------


Total Stockholders' Equity                                                                     $  309,278           $  309,278
                                                                                               ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                           -----------------------------------

                                                                                           March 31, 2006        April 1, 2005
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
                                                                                                =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or April 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding II, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------



                                                                                March 31, 2006   December 30, 2005
                                                                                --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                             $  360,218          $  360,218
   U.S. Government and agencies                                                          3,692               3,654
                                                                                    ----------          ----------
   Total investments                                                                   363,910             363,872
                                                                                    ----------          ----------
Total Assets                                                                        $  363,910          $  363,872
                                                                                    ==========          ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                     $  309,278          $  309,278
   General partnership interest                                                         54,632              54,594
                                                                                    ----------          ----------
Total Partners' Capital                                                             $  363,910          $  363,872
                                                                                    ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------


                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                           -----------------------------------

                                                                                           March 31, 2006        April 1, 2005
                                                                                           --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                        $    7,204           $    7,204
   U.S. Government and agencies                                                                        38                   21
                                                                                               ----------           ----------
Earnings                                                                                       $    7,242           $    7,225
                                                                                               ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------


                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          ------------------------------------

                                                                                           March 31, 2006        April 1, 2005
                                                                                           --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                                   $  309,278           $  309,278
Net income allocated to limited partner                                                             6,186                6,186
Distributions                                                                                      (6,186)              (6,186)
Distributions payable                                                                                   -                    -
                                                                                               ----------           ----------
Balance, end of period                                                                            309,278              309,278
                                                                                               ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                       54,594               54,587
Net income allocated to general partner                                                             1,056                1,039
Distributions                                                                                      (1,018)              (1,018)
Distributions payable                                                                                   -                    -
                                                                                               ----------           ----------
Balance, end of period                                                                             54,632               54,608
                                                                                               ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                        $  363,910           $  363,886
                                                                                               ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                 March 31, 2006        April 1, 2005
                                                                                 --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $   7,242            $   7,225
   Accretion of U.S. Government and agencies                                                (38)                 (21)
                                                                                      ---------            ---------
      Cash provided by operating activities                                               7,204                7,204
                                                                                      ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                      (6,186)              (6,186)
   Distributions to general partner                                                      (1,018)              (1,018)
                                                                                      ---------            ---------
      Cash used for financing activities                                                 (7,204)              (7,204)
                                                                                      ---------            ---------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                      ---------            ---------
CASH, END OF PERIOD                                                                   $       -            $       -
                                                                                      =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in U.S. Government and agencies, which are recorded at accreted cost and which mature within one year, are classified as available-for-sale, which both approximate fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.


ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this Report.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Rule 13a - 14(a) Certification.

         31.2 Rule 13a - 14(a) Certification.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ Marlene Debel
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING II, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ KATHLEEN SKERO
                                   ---------------------------------------------
                               Name:   Kathleen Skero
                               Title:  Controller, Merrill Lynch & Co., Inc.



May 12, 2006
-----------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1     Rule 13a - 14(a) Certification.

31.2     Rule 13a - 14(a) Certification.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.